Form 10-Q
period 2022-03-31
Dynamic Shares Trust
filed 2022-05-20
CIK 1771951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

333-238098

(Commission File Number)

DYNAMIC SHARES TRUST

(Exact name of registrant as specified in its charter)

Delaware	32-6540728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Dynamic Shares LLC

401 W. Superior Street, Suite 300

Chicago, IL 60654

(Address of principal executive offices) (Zip Code)

312-216-2890

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dynamic Short Short-Term Volatility Futures ETF	WEIX	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

As of May 10, 2022, the registrant had 150,000 shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under the section entitled “Risk Factors”.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF FINANCIAL CONDITION

March 31, 2022
(Unaudited)
Assets
Cash equivalents	$1,993,998
Segregated collateral with brokers for futures contracts	478,766
Receivable on open futures contracts	214,882
Interest receivable	236
Total assets	2,687,882
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,968
Total liabilities	3,968
Shareholders’ equity
Shareholders’ equity	2,683,914
Total liabilities and shareholders’ equity	$2,687,882
Shares outstanding	150,000
Net asset value per share	$17.89
Market value per share	$17.99

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

Cash Equivalents	Principal Amount	Value
Financial Square Government Fund - Institutional Shares (cost $1,993,998)	$1,993,998	$1,993,998

Futures Contracts Sold
	Number of	Notional Amount	Unrealized
	Contracts	at Value	(Depreciation)/Value
VIX Futures - Cboe, expires April 2022	(26)	$(610,194)	$196,508
VIX Futures - Cboe, expires May 2022	(29)	(724,643)	18,374
			$214,882

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF OPERATIONS

(Unaudited)

For the Period Ended (a)
March 31, 2022
Investment Income
Interest	$266
Expenses
Management fee	10,203
Net investment loss	(9,937)

Realized and unrealized gain (loss) on investment activity
Net realized loss on futures contracts	(520,727)
Change in net unrealized appreciation on futures contracts	214,882
Net realized and unrealized loss	(305,845)

Net loss	$(315,782)
(a)	For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Period Ended (a)
March 31, 2022
Shareholders’ equity, beginning of period	$2,000,000
Addition of 150,000 shares	999,696
Net investment loss	(9,937)
Net realized loss	(520,727)
Change in net unrealized appreciation	214,882
Net loss	(315,782)
Shareholders’ equity, end of period	$2,683,914

(a)	For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period Ended (a)
March 31, 2022
Cash flow from operating activities
Net income (loss)	$(315,782)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Change in net unrealized appreciation on futures contracts	(214,882)
Decrease (Increase) in interest receivable	(236)
Increase (Decrease) in payable to Sponsor	3,968
Net cash provided by (used in) operating activities	(526,932)
Cash flow from proceeds from addition of shares	999,696
Net increase (decrease) in cash	472,764
Cash, beginning of period	2,000,000
Cash, end of period	$2,472,764

Cash Represents:
Cash equivalents	$1,993,998
Segregated collateral with brokers for futures contracts	478,766
Cash, end of period	$2,472,764

(a)	For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1-- ORGANIZATION

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series, Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), which commenced investment operations on January 12, 2022.  As of March 31, 2022, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in the ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”).

The Fund seeks to achieve its investment objective, under normal circumstances, by obtaining investment exposure to an actively managed portfolio of short positions in futures contracts with monthly expirations (“VIX Futures Contracts”), which are based on the Chicago Board Options Exchange, Incorporated (“CBOE”) Volatility Index (the “VIX Index” or “VIX”). The Fund expects that the notional exposure of its portfolio of short positions in VIX Futures Contracts will range from -0.1 to -0.5 under normal circumstances. The Fund expects to primarily take short positions in VIX Futures Contracts by shorting the next two near term VIX Futures Contracts and rolling the nearest month VIX Futures Contract to the next month on a daily basis. As such, the Fund expects to have a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances.

The Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on its listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from the Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.  Shares of the Fund commenced trading on NYSE Arca on January 13, 2022.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services — Investment Companies.” As such, the Fund follows the investment company accounting and reporting guidance. The following is a summary of significant accounting policies followed by the Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. However, prior to January 12, 2022, the Fund had not commenced operations.

Emerging Growth Company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.07 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and

(4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

For as long as the Trust remains an “emerging growth company,” it may take advantage of certain exemptions from the various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. The Trust will take advantage of these reporting exemptions until it is no longer an “emerging growth company.”

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of material or significant loss to be remote.

Basis of Presentation

Pursuant to rules and regulations of the SEC, these financial statements are presented for the Trust as a whole, as the SEC registrant. However, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund shall be enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series of the Trust.  Accordingly, the assets of the Fund include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in the Fund.

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time	NAV Calculation Date
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2022

* Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2022.

Market value per Share is determined at the close of the applicable primary listing exchange and may differ from when the Funds’ NAV per Share is calculated.  For financial reporting purposes, the Fund values transactions based upon the final closing price in the United States.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of the Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

Fair Value of Financial Instruments

The Fund discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Fund (observable inputs); and (2) the Fund’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest input level that is significant to the fair value measurement in its entirety.

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at March 31, 2022 using the fair value hierarchy:

Level II – Other Significant
	Level I – Quoted Prices		Observable Inputs
	Short-Term		Foreign
	U.S.		Currency
	Government	Futures	Forward	Swap
	and Agencies	Contracts*	Contracts	Agreements	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,993,998	$214,882	—	—	$2,208,880

* Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The Fund did not commence operations in 2021.  Therefore, the Fund had no investments to value as of December 31, 2021.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations.

Brokerage Commissions and Futures Account Fees

The Fund pays its brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Federal Income Tax

The Fund is registered as a series of a Delaware statutory trust and is treated as a partnership for U.S. federal income tax purposes. Accordingly, the Fund does not expect to incur U.S. federal income tax liability; rather, each beneficial owner of the Fund’s Shares is required to take into account its allocable share of the Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

Management of the Fund has reviewed all open tax years and major jurisdictions (i.e., the last four tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

NOTE 3 – INVESTMENTS

Short-Term Investments

The Fund may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts.

Accounting for Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce returns consistent with the objective of the Fund.

All open derivative positions at period end are reflected on the Fund’s Schedule of Investments. Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

A derivative refers to any financial instrument whose value is derived, at least in part, from the price of an underlying security, asset, rate, or index. The use of derivatives presents risk different from, and possibly greater than, the risks associated with investing directly in traditional securities. Changes in the value of a derivative may not correlate perfectly with the underlying security, asset, rate or index. Gains or losses in a derivative may be magnified and may be much greater than the derivative’s original cost.

Generally speaking, a futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract.

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Fund maintains collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, the Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing of a futures transaction.

The Fund invests in and has investment exposure to an actively managed portfolio of short positions in VIX Futures Contracts, which are based on the CBOE VIX Index.  VIX Futures Contracts, which are types of derivative contracts, are unlike traditional futures contracts and are not based on a tradable reference asset. The VIX Index is not directly investable, and the settlement price of a VIX Futures Contract is based on the calculation that determines the level of the VIX Index.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Fund since futures contracts are exchange-traded and the credit risk resides with the Fund’s clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Fund to substantial losses. If trading is not possible, or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of March 31, 2022

	Asset Derivatives		Liability Derivatives
Statements of
Derivatives Not	Statements of		Financial
Accounted for as	Financial Condition	Unrealized	Condition	Unrealized
Hedging Instruments	Location	Appreciation	Location	Depreciation
VIX Futures Contracts	Receivable on open futures contracts	$214,882	—	—

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2022

Change in
Derivatives Not			Unrealized Appreciation
Accounted	Location of Gain	Realized Gain (Loss) on	(Depreciation) on
for as Hedging	(Loss) on Derivatives	Derivatives	Derivatives
Instruments	Recognized in Income	Recognized in Income	Recognized in Income
VIX Futures Contracts	Realized and unrealized gain (loss) on investment activity	$(520,727)	$214,882

NOTE 4 – AGREEMENTS

Management Fee

Dynamic Shares LLC, a Delaware limited liability company formed on June 4, 2018, is the Sponsor of the Trust and the Fund (the “Sponsor”).  The Fund pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 1.85% per annum of its average daily net assets (calculated by summing the month-end net assets of the Fund and dividing by the number of calendar days in the month). The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly or indirectly.

Effective April 1, 2022, the Sponsor voluntarily has agreed to lower the rate of the Management Fee to 0.50% per annum of the average daily net assets of the Fund (the “Voluntary Waiver”).  The Voluntary Waiver will continue for a period of at least twelve (12) months from April 1st (the “Initial Waiver Period”); provided, however, that the Sponsor may elect to extend the Voluntary Waiver beyond the Initial Waiver Period in its sole discretion.  The Fund will provide at least thirty (30) days prior notice of the termination of the Voluntary Waiver.

Non-Recurring Fees and Expenses

The Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses that are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Fund.  Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

The Administrator

The Nottingham Company (“Nottingham”), serves as the Administrator of the Fund. The Trust, on its own behalf and on behalf of the Fund, and Nottingham have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, Nottingham prepares and files certain regulatory filings on behalf of the Fund. Nottingham also may perform other services for the Fund pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and Nottingham from time to time. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.

The Custodian

BMO Harris Bank N.A. (“BMO”) serves as the Custodian of the Fund, and the Trust, on its own behalf and on behalf of the Fund, and BMO have entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, BMO is responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to BMO by the Funds. The Custodian’s fees are paid by the Trust and reimbursed by the Sponsor.

The Transfer Agent

Nottingham Shareholder Services, LLC, will serve as the Transfer Agent of the Fund for Authorized Participants and will enter into a dividend disbursing and transfer agent agreement (the “Transfer Agent Agreement”). Pursuant to the terms of the Transfer Agent Agreement, the Transfer Agent will be responsible for processing purchase and redemption orders and maintaining records of ownership of the Fund. The Transfer Agent fees are paid on behalf of the Fund by the Sponsor.

The Distributor

Capital Investment Group, Inc., will serve as the Distributor of the Fund and will assist the Sponsor and the Administrator with functions and duties relating to distribution and marketing, which include the following: taking creation and redemption orders, and consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance matters in connection with marketing efforts.

Capital Investment Group, Inc. will retain all marketing materials separately for the Fund, at 100 E. Six Forks Road, Suite 200, Raleigh, NC 27609; Telephone: (919) 831-2370.  The Sponsor pays the Distributor for performing its duties on behalf of the Fund.

Note 5 – CREATION AND REDEMPTION OF CREATION UNITS

The Fund issues and redeems shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares. Creation Units may be created or redeemed only by Authorized Participants.  Except when aggregated in Creation Units, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with the Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements—such as references to the Transaction Fees imposed on purchases and redemptions is not relevant to retail investors.

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash with the Custodian of the Fund. If permitted by the Sponsor in its sole discretion, an Authorized Participant also agrees to enter into or arrange for an exchange of futures for related position or block trade with the Fund whereby the Authorized Participant would also transfer to the Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an exchange of futures for related position to effect an order to redeem Creation Units.

Authorized Participants pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit to compensate the Administrator, the Custodian and the Transfer Agent of the Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Fund to other investors.

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2022

For the Period Ended (a)
March 31, 2022
Per Share Operating Performance	(unaudited)
Net asset value, at December 31, 2021	$20.00
Net investment income (loss)	(0.07)
Net realized and unrealized gain (loss)	(2.04)
Net asset value, at March 31, 2022	$17.89
Market value per share, at December 31, 2021	$20.00
Market value per share, at March 31, 2022	$17.99
Total Return, at net asset value	(10.55)%
Total Return, at market value	(10.05)%
Ratios to Average Net Assets
Expense ratio	(1.85)%
Net Investment income gain (loss)	(1.80)%

(a)	For the period from January 12, 2022 (commencement of operations) through March 31, 2022.

NOTE 7 – RISK

Principal Risks

The algorithm’s predictions concerning the movement in the price of VIX Futures Contracts may not anticipate actual market movements, and these predictions may affect the return on your investment.

The Sponsor’s algorithm continuously evaluates the Fund’s holdings, purchases and sales with a view to achieving the Fund’s investment objective. However, the achievement of the stated investment objective cannot be guaranteed over short- or long-term market cycles. The algorithm’s predictions concerning the movement in the price of VIX Futures Contracts may not anticipate actual market movements, and these predictions may affect the return on your investment.

The Fund seeks to achieve its investment objective even if it will cause the value of the Shares to decline.

The Fund is not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, the Fund is actively managed by the Sponsor’s algorithm and seeks to remain fully invested at all times in VIX Futures Contracts and/or cash or cash equivalents, consistent with its investment objective without regard to market conditions, trends or direction. Pursuit of the Fund’s investment objective without regard to market conditions, trends, or direction, may cause the Fund to experience sudden, large and unexpected losses. See “Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.”

The Sponsor will not materially modify the algorithm described in this Registration Statement after this Registration Statement is declared effective by the Securities and Exchange Commission.

After this Registration Statement is declared effective by the Securities and Exchange Commissions, the Sponsor will not make any material changes to the algorithm, even if the algorithm is unsuccessful and fails in its objective to better manage risk by causing the Fund to maintain lower notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to incur losses and maintain similar notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to make profits. Therefore, if the algorithm is unsuccessful, the Fund will likely fail to grow or maintain an economically viable size, in which case it could ultimately liquidate. The Fund’s lack of an operating history makes it difficult to predict future operating results.

To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).

Only an Authorized Participant (as defined herein) may engage in creation or redemption transactions directly with the Fund. The Fund may have a limited number of financial institutions that act as Authorized Participants. The initial Authorized Participant for the Fund is expected to be Virtu Americas LLC, a Delaware limited liability company, which is a registered broker-dealer, and the Fund will not commence trading unless and until the initial Authorized Participant effects the minimum initial purchase. However, there can be no guarantees that Virtu Americas LLC or other Authorized Participants will continue to process creation and/or redemption orders after the Fund has commenced trading. To the extent that those Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing. Further, to the extent that those Authorized Participants exit the business, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment.

Paying redemption proceeds in cash rather than through in-kind delivery of portfolio investments may require the Fund to dispose of or sell portfolio investments to obtain the cash needed to distribute redemption proceeds at an inopportune time which may cause the Fund to recognize gains or losses that it might not have incurred if it had made a redemption in-kind (Cash Transactions Risk).

Unlike most other ETFs, the Fund expects to effect its creations and redemptions in exchange for a significant cash component and a smaller component, if any, of in-kind portfolio investments. Paying redemption proceeds in cash rather than through in-kind delivery of portfolio investments may require the Fund to dispose of or sell portfolio investments to obtain the cash needed to distribute redemption proceeds at an inopportune time. This may cause the Fund to recognize gains or losses that it might not have incurred if it had made a redemption in-kind. As a result, the Fund may pay out higher or lower annual capital gains distributions than ETFs that redeem in kind. As a practical matter, only institutions and large investors, such as market makers or other large broker-dealers, purchase or redeem Creation Units. Most investors will buy and sell shares of the Fund on an exchange.

Registration of the Sponsor as a commodity pool operator imposes additional compliance obligations on the Sponsor and the Fund related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Fund (Commodity Pool Regulatory Risk).

The Fund’s investment exposure to VIX Futures Contracts will cause it to be deemed to be a commodity pool, thereby subjecting the Fund to regulation under the Commodity Exchange Act and Commodity Futures Trading Commission (“CFTC”) rules. The Sponsor is registered as a Commodity Pool Operator (“CPO”), and the Fund will be operated in accordance with applicable CFTC rules. Registration as a CPO imposes additional compliance obligations on the Sponsor and the Fund related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Fund. For example, the Sponsor will be required to post certain documents on the Fund’s website, make periodic filings with the NFA, retain certain records, and implement certain policies and procedures.

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period, and the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective (Compounding Risk).

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period. A “single day” is measured from the time a Fund calculates its net asset value to the time of the Fund’s next net asset value calculation. As a consequence, the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective. Particularly, during periods of high volatility, the Fund may not perform as expected, and the Fund may have losses when an investor may have expected gains if the Fund is held for a period that is different than one trading day.

Compounding affects all investments, but has a more significant impact on an inverse fund. This effect becomes more pronounced as volatility increases.

The Fund will be subject to credit risk with respect to the amount the Fund expects to receive from counterparties to financial instruments entered into by the Fund and a default in the payment by the counterparties may cause the value of an investment in the Fund to decrease (Counterparty Risk).

The Fund will be subject to credit risk (i.e. the risk that a counterparty is unwilling or unable to make timely payments to meet its contractual obligations) with respect to the amount the Fund expects to receive from counterparties to financial instruments entered into by the Fund. As a result, the Fund may obtain no or limited recovery of its investment in such financial instruments, and any recovery may be significantly delayed. Consequently, such a default may cause the value of an investment in the Fund to decrease.

Gains or losses in VIX Future Contracts, derivative contracts in which the Fund invests, may be magnified and may be much greater than the derivative’s original cost (Derivatives Risk).

The Fund will invest in and have investment exposure to VIX Futures Contracts, which are types of derivative contracts. A derivative refers to any financial instrument whose value is derived, at least in part, from the price of an underlying security, asset, rate, or index. The use of derivatives presents risk different from, and possibly greater than, the risks associated with investing directly in traditional securities. Changes in the value of a derivative may not correlate perfectly with the underlying security, asset, rate or index. Gains or losses in a derivative may be magnified and may be much greater than the derivative’s original cost.

When the Fund has an open futures contract position, it is subject to daily variation margin calls that could be substantial in the event of adverse price movements due to several factors and if the Fund has insufficient cash to meet daily variation margin requirements, it might need to sell portfolio investments at a time when such sales are disadvantageous (VIX Futures Contracts Risk).

VIX Futures Contracts are unlike traditional futures contracts and are not based on a tradable reference asset. The VIX Index is not directly investable, and the settlement price of a VIX Futures Contract is based on the calculation that determines the level of the VIX Index. As a result, the behavior of a VIX Futures Contract may be different from traditional futures contracts whose settlement price is based on a specific tradable asset. In addition, when economic uncertainty increases and there is an associated increase in expected volatility, the value of VIX Futures Contracts will likely also increase. Similarly, when economic uncertainty recedes and there is an associated decrease in expected volatility, the value of VIX Futures Contracts will likely also decrease. When the Fund has an open futures contract position, it is subject to daily variation margin calls that could be substantial in the event of adverse price movements. Because futures require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. If the Fund has insufficient cash to meet daily variation margin requirements, it might need to sell portfolio investments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV. Futures contracts are also subject to liquidity risk.

Several factors may affect the price and/or liquidity of VIX Futures Contracts, including, but not limited to: prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500®, the equity securities included in the S&P 500® and prevailing market prices of options on the S&P 500®, the VIX Index, options on the VIX Index, VIX Futures Contracts, or any other financial instruments related to the S&P 500® and the VIX Index or VIX Futures Contracts; interest rates, economic, financial, political, regulatory, geographical, biological or judicial events that affect the current volatility reading of the VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500®, the S&P 500®, the VIX Index or the relevant futures or option contracts on the VIX Index; supply and demand as well as hedging activities in the listed and over-the-counter (“OTC”) equity derivatives markets; disruptions in trading of the S&P 500®, futures contracts on the S&P 500® or options on the S&P 500®; and the level of contango or backwardation in the VIX Futures Contracts market. These factors interrelate in complex ways, and the effect of one factor on the market value of the Fund may offset or enhance the effect of another factor.

If the Exchange closes early on a day when a shareholder needs to execute trades late in the trading day, the shareholder might incur trading losses (Early Closing Risk).

An unanticipated early closing of the NYSE Arca may result in a shareholder’s inability to buy or sell Shares of the Fund on that day. For instance, in March of 2017, NYSE Arca suffered a trading glitch, affecting the closing auctions of dozens of ETFs. The problem forced the exchange to suspend trading and cancel all open orders at 4:13 p.m. on the date the glitch occurred. If the Exchange closes early on a day when a shareholder needs to execute trades late in the trading day, the shareholder might incur trading losses.

Historical correlation trends between the VIX Futures Contracts and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning the Fund.

To the extent that an investor purchases Shares of the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes (for instance, U.S. equities, U.S. bonds, options or swaps), such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or non-existent.

Policies and changes that affect the composition and valuation of the S&P 500® and the VIX Index could affect the level of such indexes and/or the value of VIX Futures Contracts and, therefore, the value of the Fund’s Shares (Index Calculation and VIX Futures Contract Pricing Risk).

The policies of S&P and the CBOE and changes that affect the composition and valuation of the S&P 500® and the VIX Index could affect the level of such indexes and/or the value of VIX Futures Contracts and, therefore, the value of the Fund’s Shares. For example, shareholders will lose money when the values of the VIX Futures Contracts rise, and a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

Market values of the investments by the Fund can be negatively impacted by liquidity, credit deterioration or losses, financial results, changes in interest rates, or other factors and, as a result, the value or liquidity of the cash equivalents and marketable securities of the Fund could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results (Interest Rate and Investment Risk due to Market Fluctuations).

The Fund will hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds). The federal funds rate is maintained by the Federal Reserve and is generally viewed as the base rate for all other interest rates in the US economy. The higher the federal funds rate, the more expensive it is to borrow money. The US federal funds rate can influence domestic and international monetary and financial conditions. The historically low-yield environment continues to encourage greater risk-taking across the financial system. Investors may seek incremental gains in yield for disproportionate amounts of risk. A sharp increase in interest rates or credit spreads could generate losses on longer-term assets, including less liquid assets. If such losses are borne by leveraged investors, they could lead to fire sales and further declines in asset prices.

The Fund has domestic investments. Market values of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, changes in interest rates, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).

Shareholders will lose money when the values of the VIX Futures Contracts rise—a result that is the opposite from traditional funds. Inverse positions can also result in the total loss of an investor’s investment. A single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment, even if the levels of the VIX Futures Contracts subsequently decrease.

The Fund’s investment in derivative instruments generally requires a small investment relative to the amount of investment exposure assumed and, as a result, such investments may give rise to losses that exceed the amount invested in those instruments (Leveraging Risk).

The Fund’s investment in derivative instruments generally requires a small investment relative to the amount of investment exposure assumed. As a result, such investments may give rise to losses that exceed the amount invested in those instruments. The more the Fund invests in derivative instruments that give rise to leverage, the more this leverage will magnify any losses on those investments. Leverage will cause the value of the Fund’s Shares to be more volatile than if the Fund did not use leverage. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of the Fund’s portfolio or other investments. The use of leverage also may cause the Fund to liquidate portfolio positions when it would not be advantageous to do so to satisfy its obligations or to meet segregation requirements. Certain types of leveraging transactions, such as short sales that are not “against the box,” could theoretically be subject to unlimited losses in cases where the Fund, for any reason, is unable to close out the transaction. In addition, to the extent the Fund borrows money, interest costs on such borrowed money may not be recovered by any appreciation of the financial instruments purchased with the borrowed funds and could exceed the Fund’s investment income, resulting in greater losses. The cost of investing in such instruments generally increases as interest rates increase, which will lower the Fund’s return.

A lack of liquidity in the derivatives and other instruments that the Fund will invest in making it more difficult or costlier to buy, or to sell such derivatives and other instruments could have a negative effect on the Fund’s ability to achieve its investment objective and may result in losses to Fund shareholders (Liquidity Risk).

The Fund will invest in derivatives and other instruments that may be less liquid than other types of investments. Investments that are less liquid or that trade less can be more difficult or costlier to buy, or to sell, compared to other more liquid or active investments. This liquidity risk is a factor of the trading volume of a particular investment, as well as the size and liquidity of the market for such an investment. The derivatives in which the Fund invests may not always be liquid. The large size of the positions which the Fund may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Fund will typically invest in financial instruments related to one index. A lack of liquidity could have a negative effect on the Fund’s ability to achieve its investment objective and may result in losses to Fund shareholders.

Due to market conditions, the value of the Fund’s investments may fluctuate significantly from day to day, possibly causing the value of your investment in the Fund to decrease (Market Risk).

Due to market conditions, the value of the Fund’s investments may fluctuate significantly from day to day. This volatility may cause the value of your investment in the Fund to decrease. For example, there were significant spikes in the level of the VIX Index in the first quarter of 2020, which could have caused the Fund to incur significant losses if it had been trading at that time. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.”

The Fund has limited operating history, and, as a result, investors have no performance history to serve as a factor for evaluating an investment in the Fund.

The Fund is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. The Fund has limited operating history. Investors should understand that an investment in a new exchange-traded fund is significantly risker than an investment in an exchange-traded fund with a significant operating history. There can be no assurance that the Fund will grow to or maintain an economically viable size, in which case it could ultimately liquidate. The Fund’s operations are subject to all of the risks inherent in the establishment of a new exchange-traded fund. The likelihood of the Fund’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new exchange-traded fund. The Fund’s lack of an operating history makes it difficult to predict future operating results.

The Fund is non-diversified, and as a result, a decline in the value of those investments would cause the Fund’s overall value to decline to a greater degree than if the Fund held more diversified holdings (Non-Diversification Risk).

The Fund is non-diversified, meaning that, as compared to a diversified fund, it can invest a greater percentage of its assets in a single type of financial instrument. The Sponsor believes that approximately 15% of the Fund’s assets will normally be committed as margin for VIX Futures Contracts and that 30% of the Fund’s net assets will normally be deposited with its FCM. The remaining portion of the Fund’s assets is held in cash or cash equivalents. A decline in the value of those investments would cause the Fund’s overall value to decline to a greater degree than if the Fund held more diversified holdings.

The Fund’s investment strategy is expected to result in high portfolio turnover, which will result in increased transaction costs compared to an investment strategy with less portfolio turnover and may lower Fund performance (Portfolio Turnover Risk).

The Fund’s investment strategy is expected to result in high portfolio turnover, which will result in increased transaction costs compared to an investment strategy with less portfolio turnover and may lower Fund performance. For example, to maintain consistent exposure to VIX Futures Contracts, the Fund must periodically (daily) migrate its VIX Futures Contracts nearing expiration into VIX Futures Contracts with later expirations. When the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher future prices of shorter expiration futures contracts is referred to as “backwardation.” An extended period of backwardation in the VIX Futures Contracts markets could cause the Fund to incur significant and sustained losses.

An increase in the implied level of future market volatility, to the extent such change is reflected in the price of VIX Futures Contracts, is expected to lower the Fund’s return and result in a loss (Short Sale Exposure Risk).

The Fund will seek inverse or “short” exposure to the implied level of future market volatility through VIX Futures Contracts, which will cause the Fund to be exposed to certain risks associated with selling VIX Futures Contracts short. These risks include that an increase in the implied level of future market volatility, to the extent such change is reflected in the price of VIX Futures Contracts, is expected to lower the Fund’s return and result in a loss. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

If the price of VIX Futures Contracts goes up during a short sale by the Fund, the Fund will realize a loss on the transaction (Short Sales Risk).

Short sales are transactions in which the Fund sells a financial instrument it does not own. To complete the transaction, the Fund must borrow the financial instrument to make delivery to the buyer. The Fund is then obligated to replace the financial instrument borrowed by purchasing the financial instrument at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the financial instrument was sold by the Fund. If the financial instrument goes down in price between the time the Fund sells the financial instrument and buys it back, the Fund will realize a gain on the transaction. Conversely, if the financial instrument goes up in price during the period, the Fund will realize a loss on the transaction. Any such loss is increased by the amount of premium or interest the Fund may pay to the lender of the financial instrument. Likewise, any gain will be decreased by the amount of premium or interest the Fund may pay to the lender of the financial instrument. The Fund is also required to segregate other assets on its books to cover an obligation to return the financial instrument to the lender, which means that those other assets may not be available to meet the Fund’s needs for immediate cash or other liquidity. The Fund’s investment performance may also suffer if the Fund is required to close out a short position earlier than it had intended. This would occur if the financial instrument lender required the Fund to deliver the financial instrument the Fund borrowed at the commencement of the short sale and the Fund was unable to borrow the financial instrument from another lender or otherwise obtain the financial instrument by other means. In addition, the Fund may be subject to expenses related to short sales that are not typically associated with investing in financial instruments directly, such as costs of borrowing and margin account maintenance costs associated with the Fund’s open short positions. These expenses negatively impact the performance of the Fund. These types of short sale expenses are sometimes referred to as the “negative cost of carry,” and will tend to cause the Fund to lose money on a short sale even in instances where the implied level of future market volatility does not change over the duration of the short sale. Regulatory bans on certain short selling activities may prevent the Fund from fully implementing its strategies. Because a short position loses value as the financial instrument’s price increases and the market price of the financial instrument sold short could increase without limit, the loss on a short sale is theoretically unlimited. Short sales involve leverage because the Fund borrows financial instruments and then sells them, effectively leveraging its assets.

Shares of the Fund may trade on the Exchange below their net asset value and although the Fund’s Shares are expected to be listed on the Exchange, there can be no assurance that an active trading market for Shares will develop or be maintained (Trading Risk)

Shares of the Fund may trade on the Exchange above or below their net asset value (“NAV”). The NAV of Shares will fluctuate with changes in the market value of the Fund’s holdings. In addition, although the Fund’s Shares are expected to be listed on the Exchange, there can be no assurance that an active trading market for Shares will develop or be maintained. See “The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.”

The Fund’s derivative investments, VIX Futures Contracts, which are largely linked to equity market volatility indexes, can be highly volatile and may experience large losses (Volatility Risk)

The Fund’s derivative investments, VIX Futures Contracts, which are largely linked to equity market volatility indexes, can be highly volatile and may experience large losses. Trading in VIX Futures Contracts, particularly contracts that are close to expiration, has been very volatile and can be expected to be very volatile in the future. The volatile nature of these instruments may have an adverse impact on the Fund beyond the impact of any changes in the VIX Index. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time” and “Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.”

The Sponsor has no experience operating commodity pools and the management lack experience in managing a sponsor, trust or fund and, as a result, the operation and performance of the Sponsor, the Trust and the Fund may be adversely affected by this lack of experience.

The Sponsor is recently formed and has not previously managed any commodity pools. In addition, the management of the Sponsor, the Trust and the Fund, including Weixuan Zhang, our Chief Executive Officer, and Xinyu Jiang, our Chief Financial Officer, lack experience in operating and managing a sponsor, trust or fund. The operation and performance of the Sponsor, the Trust and the Fund may be adversely affected by this lack of experience. The operations of the Sponsor, Trust and Fund are heavily regulated and any failure by these entities to adhere to the rules and regulations to which they are subject could have a material adverse effect on their operations or performance.

The Sponsor has limited capital and may be unable to continue to manage the Fund if it sustains continued losses.

The Sponsor was formed for the purpose of managing the Trust, including the Fund and any other fund that may be formed as a series of the Trust in the future, and has been provided with capital primarily by its principals. If the Sponsor operates at a loss for an extended period, its capital will be depleted and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to any Fund, the Fund would be terminated if a replacement sponsor could not be found. Any expenses related to the operation of a Fund would need to be paid by the Fund at the time of termination.

The Fund is not suitable for all investors.

The Fund should be used only by investors who (a) understand the risks associated with the use of financial instruments that give rise to leverage, (b) are willing to assume a high degree of risk, (c) understand the consequences of seeking inverse investment results, (d) understand the risk of shorting and (e) intend to actively monitor and manage their investments in the Fund. Investors who do not meet these criteria should not buy shares of the Fund. An investment in the Fund is not a complete investment program.

To the extent that an investor purchases the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes, such historic correlation may not continue or may reverse itself (Correlation Risks).

While the Fund expects to meet its investment objective, there is no guarantee it will do so. Factors that may affect the Fund’s ability to meet its investment objective include, without limitation: (i) the Sponsor’s ability to purchase and sell VIX Futures Contracts in a manner that correlates to the Fund’s objective; (ii) bid-ask spreads on such instruments; (iii) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (iv) holding instruments traded in a market that has become illiquid or disrupted; (v) the need to conform the Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (vi) early and unanticipated closings of the markets on which the holdings of the Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (vii) accounting standards.

To the extent that an investor purchases the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or non-existent.

The use of leverage and/or inverse positions could result in the total loss of an investor’s investment

Funds that use leverage in seeking to achieve their investment objectives will lose more money in market environments adverse to their investment objectives than funds that do not employ leverage. The use of leverage and/or inverse positions could result in the total loss of an investor’s investment. For instance, a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk)”.

Potential negative impact from a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances.

Futures contracts, by their terms, have stated expirations and, at a specified point in time prior to expiration, trading in a futures contract for the current delivery month will cease. Therefore, to maintain consistent exposure to VIX Futures Contracts, the Fund must periodically (daily) migrate its VIX Futures Contracts nearing expiration into VIX Futures Contracts with later expirations – a process referred to as “rolling.” When rolling VIX Futures Contracts, the Fund will close out a futures position prior to its expiration and purchase an identical futures contract with a later expiration date. The Fund does not intend to hold any VIX Futures Contracts through expiration, but instead intends to “roll” all its positions in VIX Futures Contracts as such futures contracts approach expiration. The Fund is subject to risks related to having a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances, which are described in more detail below.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher future prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher future prices of shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in VIX Futures Contracts at the time of rolling is expected to positively affect the Fund due to its constant one-month rolling short position under normal circumstances. The presence of backwardation in in VIX Futures Contracts at the time of rolling is expected to adversely affect the Fund due to its constant one-month rolling short position under normal circumstances. Because of the frequency with which the Fund expects to roll VIX Futures Contracts, the impact of such contango or backwardation may be greater than the impact would be if the Fund experienced less portfolio turnover.

There have been extended periods in which contango or backwardation has existed in the VIX Futures Contracts markets and such periods can be expected to occur in the future. An extended period of backwardation in the VIX Futures Contracts markets could cause the Fund to incur significant and sustained losses. For example, backwardation existed for an extended period of time from October 2018 to December 2018 and from February 2020 to April 2020 in the VIX Futures Contracts markets. If the Fund had been trading during such periods, then the Fund would have incurred losses. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.”

During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.

While the VIX Index is not directly investable and cannot be traded on a spot price basis, the settlement price of a VIX Futures Contract is based on a theoretical calculation that determines the level of the VIX Index. As a result, high volatility, represented by changes in the level of the VIX Index, may have a materially adverse impact on the Fund. For instance, if the Fund had been trading in the first quarter of 2020, due to a number of spikes in the level of the VIX Index, the Fund could have incurred a loss of up to 4.6% of its NAV in January, a loss of up to 7.18% of its NAV in February, and a loss of up to 0.11% of its NAV in March (The Fund would not have held any positions from February 26, 2020, to March 20, 2020, as illustrated in the chart below the following hypothetical performance disclaimers.). In other words, a $100 investment at the beginning of January could have declined in value by almost 10.65% in the first quarter. (Calculation is based on the closing price of VIX Futures Contracts at 4:15 p.m. ET.)

THE IMMEDIATELY FOLLOWING CHART AND THE CHART UNDER THE RISK FACTOR “During periods of extreme market stability, the Fund is expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.” (I) ASSUME REINVESTMENT OF PROFITS, (II) DO NOT INCLUDE ANY FEES, SUCH AS THE MANAGEMENT FEE, AND (III) CALCULATE PERFORMANCE BASED ON THE DAILY SETTLEMENT PRICE OF VIX FUTURES CONTRACTS.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT ANY ACCOUNT WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

DYNAMIC SHARES LLC HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, CUSTOMERS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

As shown in the chart above, the Fund would not have held any positions from February 26, 2020 to March 20, 2020, because its stress mode would have been triggered. When the stress mode would have been triggered on February 24, 2020, the Fund would have recalibrated its notional exposure to half of its expected notional exposure on February 21, 2020. On February 26, 2020, the stress mode would still have been triggered and the Fund would have recalibrated its notional exposure to half of its expected notional exposure on February 25, 2020, which would have been lower than -0.05, and, consequently, the Fund would have not held any positions in VIX Futures Contracts on that date. As the stress mode would have been consistently triggered until March 19, 2020, the Fund would not have held any positions from February 26, 2020, to March 20, 2020. At the end of March 20, 2020, the stress mode would not have been triggered, and the Fund would have recalibrated its exposure to -0.25.

Significant losses could also be incurred during a single day. For instance, when the VIX Index spiked on February 24, 2020, the Fund could have incurred a loss of up to 6.06% of its NAV. As noted above, a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment, even if the levels of the VIX Futures Contracts subsequently decrease. In other words, a holder of Shares could potentially lose the full value of their investment within a single day. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.

The VIX Index measures the 30-day forward volatility of the S&P 500® Index as calculated based on the prices of certain put and call options on the S&P 500® Index. The level of the S&P 500® Index, the prices of options on the S&P 500® Index, and the level of the VIX Index may change unpredictably, potentially adversely affecting the value of the Fund’s investments.

For example, in February of 2018, multiple U.S.-listed, inverse VIX exchange-traded products were suspended from trading following a spike in the level of the VIX Index, which caused the value of their products to experience a sharp and rapid decline. One such product, which was the largest inverse VIX exchange-traded product at the time, suffered a decline in value of more than 90% that caused the sponsor to liquidate the product. There is a material risk that if the Fund experienced sudden, large and unexpected losses, then the Sponsor could choose to liquidate the Fund.

During periods of extreme market stability, the Fund is expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.

As illustrated in the chart below, from January 2017 through December 2017, the level of the VIX Index was stable for an extended period of time, and if the Fund been operating during such period, then it would have significantly underperformed a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.

Similarly, the Fund can be expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5 in any future period during which the level of the VIX Index is stable for an extended period of time.

Fees are charged regardless of the Fund’s returns and may result in depletion of assets.

The Fund is subject to the fees and expenses described herein which are payable irrespective of the Fund’s return. Such fees and expenses include asset-based fees of 1.85% per annum of the Fund’s average daily NAV, as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with futures contracts. Additional charges may include other fees as applicable.

Natural disasters and epidemics can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance, resulting in losses to your investment, and Fund trading in the secondary market (Natural Disaster/Epidemic Risk).

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks mentioned herein, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and increase the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. For instance, prior to the COVID-19 epidemic, the Sponsor anticipated a lower “breakeven amount” for the Fund because the Sponsor expected interest income from the Fund’s investments to offset the Fund’s estimated fees, costs and expenses. Due to market conditions following the COVID-19 epidemic, the Fund’s interest income is assumed to be zero, and the amount of trading income the Fund needs to achieve to breakeven is higher than the Sponsor anticipated prior to the COVID-19 epidemic. Additionally, during the peak of the COVID-19 epidemic, certain state and local governments enacted stay-at-home/shelter-at-home orders, causing certain agents of the Sponsor and its third party service providers to enact business continuity measures, such as requiring or permitting employees to work from home.

These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crises may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to your investment.

Current assumptions and expectations could become outdated as a result of global economic shocks.

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest move in the history of U.S. financial markets. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Investors cannot be assured that the Sponsor will be able to continue to service the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund, the Fund may be adversely affected, as there may be no entity servicing the Fund for a period of time. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services and/or to render trading advice to the Fund. As the Fund is not registered with the CFTC in any capacity, if the Sponsor were unable to provide services and/or trading advice to the Fund, the Fund would be unable to pursue its investment objective unless and until the Sponsor’s ability to provide services and trading advice to the Fund was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Fund.

The lack of active trading markets for the Shares of the Fund may result in losses on investors’ investments at the time of disposition of Shares.

Although the Shares of the Fund have been approved for listing and trading on the NYSE Arca, subject to notice of issuance, there can be no guarantee that an active trading market for the Shares of the Fund will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

The Shares of the Fund are new securities products and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for these securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

The Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, New York Stock Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Fund, is closed, or when trading is restricted or suspended or restricted on such exchanges in the Fund’s futures contracts, (2) any period during which an emergency exists, including significantly adverse market, political or other circumstances, as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Fund. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of the delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

An investor may be adversely affected by lack of independent advisers representing investors.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her, or its own legal, tax and financial advisers regarding the desirability of an investment in the Shares of the Fund. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Possibility of termination of the Fund may adversely affect an investor’s portfolio.

The Sponsor may withdraw from the Fund upon 30 days’ notice, which would also cause the Fund to terminate unless a substitute sponsor were obtained. If the Sponsor withdraws, investors who wish to continue to invest in the Fund’s methodology through a fund vehicle will have to find another vehicle and may not be able to find another vehicle that offers the same features as such Fund.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per Share of the Fund changes as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of the Fund otherwise amounting to a Creation Unit may be different from the NAV of an actual Creation Unit (i.e. 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of the Fund), and similarly the public trading price per Share of the Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of the Fund at a discount or a premium to the public trading price per Share of the Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of the Fund are closely related, but not identical, to the same forces influencing the price of an underlying reference asset at any point in time.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of the Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of the Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track the NAV per Share of the Fund closely over time.

Investors who purchase Shares in the secondary market and pay a premium purchase price over the Fund’s IOPV could incur significant losses in the event that such investor sells such Shares at a time when such premium is no longer present in the marketplace. See the section herein titled “Indicative Optimized Portfolio Value (“IOPV”)” on page 57 for additional information about the IOPV.

The value of a Share may be influenced by nonconcurrent trading hours between the NYSE Arca and the market in which the VIX Futures Contracts held by the Fund are traded. The Shares of the Fund trade, or will trade, on the NYSE Arca from 4:00 a.m. to 8:00 p.m. (Eastern Time). The VIX Futures Contracts may be traded throughout the day, including between 4:00 p.m. and 4:15 p.m. The VIX Futures Contracts held by the Fund, however, may have different fixing or settlement times. Consequently, liquidity in the VIX Futures Contracts may be reduced after such fixing or settlement time. As a result, during the time when the NYSE Arca is open but after the applicable fixing or settlement time, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

During periods of unusual volatility or market disruptions, market prices of the Shares may deviate significantly from the market value of the investments in the Fund’s portfolio or the NAV of the Shares. As a result, investors in the Fund may pay significantly more or receive significantly less for Shares than the value of the Fund’s underlying investments or the NAV of the Shares.

The Fund has a limited number of financial institutions that may act as Authorized Participants. In addition there may be a limited number of market makers and/or liquidity providers in the marketplace. To the extent either of the following events occur, Shares may trade at a material discount to NAV and possibly face delisting: (i) Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, or (ii) market makers and/or liquidity providers exit the business or significantly reduce their business activities and no other entities step forward to perform their functions. See “To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).”

Competing claims of intellectual property rights may adversely affect the Fund and an investment in the Shares.

Although the Sponsor does not anticipate that such claims will adversely impact the Fund, it is impossible to provide definite assurances that no such negative impact will occur. The Sponsor believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring an action in asserting their claims. To the extent any action is brought by a third party asserting such rights, the expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Fund.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Fund due to the valuation method employed on the date of NAV calculation.

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open financial instrument positions. Under normal circumstances, the NAV of the Fund reflects the value of the financial instruments held by the Fund, as of the time the NAV is being calculated. However, if any of the financial instruments held by the Fund could not be purchased or sold on a day when the Fund is accepting creation or redemption orders (due to the operation of daily limits or other rules of the exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, the Fund may attempt to calculate the fair value of such financial instruments.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or in other markets, if any, in which the Shares may be traded. Disruptions in such markets, such as limited liquidity or trading suspensions on an exchange, among others, may adversely affect investors’ investment in the Shares. See “To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).”

NYSE Arca may halt trading in the Shares of the Fund, which would adversely impact investors’ ability to sell Shares.

Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares of the Fund inadvisable. Additionally, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (i.e. Dow Jones Industrial Average) or in the price of the Fund’s Shares. Additionally, the ability to short sell the Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, the Fund may enact splits or reverse splits without shareholder approval and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Sponsor.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Trustee.

Under the Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”), the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Fund.

Although the Shares of the Fund are limited liability investments, certain circumstances such as bankruptcy of the Fund will increase a shareholder’s liability.

The Shares of the Fund are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of the Trust Agreement.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Fund is not subject to registration or regulation under the 1940 Act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies registered under 1940 Act. These protections include, but are not limited to, provisions in the 1940 Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances), require a board of directors that must include disinterested directors, limit leverage, impose a fiduciary duty on the fund’s manager with respect to the receipt of compensation for services, require shareholder approval for certain fundamental changes, limit sales loads, and require proper valuation of fund assets.

As an example and without limiting the generality of the foregoing, under Section 10 of the 1940 Act, registered investment companies cannot have a board of directors more than 60% of the members of which are persons who are interested persons (as defined in Section 2(a)(19) of the 1940 Act) of such registered company. In contrast, the Trust and the Fund do not have a board of directors. Rather, both the Trust and the Fund are managed by the Sponsor, which receives the Management Fee and should not be considered disinterested. Therefore, shareholders do not have the protection that would be afforded to a registered investment company by having at least 40% of its members of its board of directors being independent.

Additionally, under the 1940 Act and rules promulgated thereunder, various activities of a registered investment company require not only the approval of a majority of the entire board of directors, but such activities also require the approval a majority of the independent directors. These activities include, but are not limited to: approving contracts with the investment adviser and principal underwriter; approving the code of ethics of the registered investment company, the investment adviser, and the principal underwriter; approving the designation of the chief compliance officer; selecting the public accountant; and approving transactions with affiliates. In contrast, the Sponsor, who is not disinterested, is responsible for the Trust and the Fund’s activities, including, but not limited to: the Management Fee; agreements with Authorized Participants; approving its code of ethics; designating its chief compliance officer; and selecting the public accountant. Therefore, shareholders do not have the protection that would be afforded by having disinterested persons approving of the Trust and the Fund’s activities.

Further, the 1940 Act prohibits certain transactions between investment companies and their affiliated persons, including, but not limited to, investment advisers, subadvisers, persons who control the investment company, and persons under common control with the investment company. The 1940 Act’s restrictions are designed to prevent such persons from managing the investment company for their own benefit, rather than for the benefit of the investment company’s shareholders. For instance, subject to certain exceptions, the 1940 Act prohibits, among other things, (i) certain affiliates from borrowing money or other property from, or selling or buying securities or other property to or from the investment company, or any company that the investment company controls, (ii) an investment company from purchasing securities in a primary offering if certain affiliated persons of the investment company are members of the underwriting or selling syndicate, and (iii) an investment company from acquiring securities issued by, among others, its own investment adviser. As the Fund is not subject to registration or regulation under the 1940 Act, the protections mentioned in the immediately preceding sentence are not available to the Fund’s shareholders; however, (a) neither the Sponsor nor its affiliates will borrow money or other property from the Fund, or sell or buy securities or other property to or from the Fund, and (b) the Fund will not acquire any securities issued by the Sponsor or its affiliates.

Failure of the FCM(s) to segregate assets may increase losses in the Fund.

The CEA requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. There is a risk that assets deposited by the Sponsor on behalf of the Fund as margin with the FCM may, in certain circumstances, be used to satisfy losses of other clients of the FCM. If an FCM fails to segregate the funds received from the Sponsor, the assets of the Fund might not be fully protected in the event of the FCM’s bankruptcy. Furthermore, in the event of an FCM bankruptcy, Shares could be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Fund was held by the FCM. Each FCM may, from time to time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through its FCM as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

A court could potentially conclude that the assets and liabilities of the Fund are not segregated from those of another series of the Trust and may thereby potentially expose assets in the Fund to the liabilities of another series of the Trust.

The Fund and any future series of the Trust are a separate series of a Delaware statutory trust and not itself a separate legal entity. Section 3804(a) of the Delaware Statutory Trust Act (the “DSTA”) provides that if certain provision are in the formation and governing documents of a statutory trust organized in series, and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof, and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) of the DSTA or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records for the Fund, and will maintain separate and distinct records for any future series, and account for them separately, but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets of the Fund to the liabilities of a future series of the Trust.

There may be circumstances that could prevent or make it impractical for the Fund to operate in a manner consistent with its investment objective and principal investment strategy.

There may be circumstances outside the control of the Sponsor and/or the Fund that could prevent or make it impractical to reposition the Fund’s portfolio investments, to process purchase or redemption orders, or to otherwise operate in a manner consistent with its investment objective and principal investment strategies. Examples of such circumstances include without limitation: market disruptions; significant market volatility, particularly late in the trading date; natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), or any other participant in the trading or operations of the Fund; and similar extraordinary events.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Fund and its service providers are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include without limitation gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s third party service provider (including without limitation the administrator and transfer agent) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred to prevent any cyber incidents in the future. The Fund and its shareholders could be negatively impacted as a result. The Fund cannot control the cyber security plans and systems of its service providers, market makers, or Authorized Participants.

Shareholders’ tax liability will exceed cash distributions on the Shares.

Shareholders of the Fund are subject to U.S. federal income taxation and, in some cases, state, local or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. The Fund does not currently expect to make distributions with respect to capital gains or ordinary income. Accordingly, shareholders of the Fund will not receive cash distributions equal to their share of the Fund’s taxable income or the tax liability that results from such income. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

The U.S. Internal Revenue Services (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions used by the Fund.

U.S. federal income tax rules applicable to partnerships, which the Fund is anticipated to be treated as under the Internal Revenue Code of 1986, as amended (the “Code”), are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Fund applies certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to shareholders in a manner that reflects the shareholders’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations promulgated thereunder (the “Regulations”) and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1, which the Fund will distribute to shareholders, will contain information regarding income items and expense items of the Fund. If you have not received Schedule K-1s from other investments, you may find that preparing your tax return may require additional time, or it may be necessary for your to retain an accountant or other tax preparer, at an additional expense to you, to assist you in the preparation of your return.

Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future.

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates of 23.8% (U.S. federal income tax rate on long-term capital gains tax of 20% and net investment income tax of 3.8%). This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time.

Shareholders of the Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Fund, the Fund may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate. The Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in the Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

Changes in U.S. federal income tax law could affect an investment in the Shares.

Recently enacted legislation commonly known as the “Tax Cuts and Jobs Act” has made significant changes to U.S. federal income tax rules. As of the date of this registration statement, the long-term impact of the Tax Cuts and Jobs Act, including on the Shares, is unclear. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Cuts and Jobs Act prior to investing in the Shares.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES OF THE FUND; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Fund.

The U.S. derivatives markets and market participants have been subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the NFA and the exchanges on which the derivatives contracts are traded and/or cleared. As with any regulated activity, changes in regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in derivatives contracts are required to provide to secure their open positions, or in the limits on number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Fund to enter into certain transactions that could otherwise present lucrative opportunities. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy.

In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act has made and will continue to make sweeping changes to the way in which the U.S. financial system is supervised and regulated. The Dodd-Frank Act requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in OTC contracts.

While certain regulations have been promulgated and are already in effect, the full impact of the Dodd-Frank Act on the Fund remains uncertain. The legislation and the related regulations that have been and may be promulgated in the future may negatively impact a Fund’s ability to meet its investment objective either through limits on its investments or requirements imposed on it or any of its counterparties. In particular, new requirements, including capital requirements and mandatory clearing of OTC derivatives transactions, which may increase derivative counterparties’ costs and are expected to generally be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearinghouse account maintenance fees, may increase the cost of the Fund’s investments and the cost of doing business, which could adversely affect investors.

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by Dodd-Frank or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets.

Regulatory and exchange daily price limits and accountability levels may restrict the creation of Creation Units and the operation of the Trust.

Many U.S. futures exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Derivatives contract prices could move to a limit for several consecutive trading days with little or no trading thereby preventing prompt liquidation of or entry into derivative positions and potentially subjecting the Fund to substantial losses or periods in which the Fund does not create additional Creation Units.

In addition, the CFTC, U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in futures contracts traded on U.S. and certain non-U.S. exchanges.

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In December 2016, the CFTC adopted final regulations requiring that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be aggregated for position limit purposes. The CFTC has sought to amend its position limits rules for several years and on January 30, 2020 the CFTC re-proposed rules on position limits with respect to the 25 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts and futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures).

Although it is unclear how future position limit rules will apply to the Fund, the Sponsor and the Fund are subject to current position and accountability limits established by the CFTC and exchanges. Accordingly, the Sponsor and the Fund may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for the Fund or be restricted from trading in certain markets on behalf of the Fund to comply with those limits or any future limits established by the CFTC and the relevant exchanges. Modification of trades made by the Fund, if required, could adversely affect the Fund’s operations and profitability and significantly limit the Fund’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

In addition, the Sponsor may be required to liquidate certain open positions in order to ensure compliance with the speculative position limits at unfavorable prices, which may result in substantial losses for the Fund. There also can be no assurance that the Sponsor will liquidate positions held on behalf of all the Sponsor’s accounts, including any proprietary accounts, in a proportionate manner. In the event the Sponsor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses and the value of the Shares may be adversely affected.

Exchanges may establish accountability levels applicable to futures contracts instead of position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

A person is generally required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the person has 10% or greater ownership or control. However, CFTC and exchange rules provide certain exemptions from this requirement. For example, a person is not required to aggregate positions in multiple accounts that it owns or controls if that person is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption. Any failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Sponsor to aggregate positions in multiple accounts under its control, which could include the Fund and other commodity pools or accounts under the Sponsor’s control. In such a scenario, the Fund may not be able to obtain exposure to one or more financial instruments necessary to pursue their investment objectives, or they may be required to liquidate existing futures contract positions in order to comply with a limit. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

The Fund is currently subject to position limits and accountability levels and may be subject to new and more restrictive position limits in the future. If the Fund reached a position limit or accountability level or became subject to a daily limit, its ability to issue new Creation Units or reinvest income in additional commodity futures contracts may be limited to the extent these restrictions limit its ability to establish new futures positions, add to existing positions, or otherwise transact in futures. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements could adversely affect the Fund’s ability to pursue its investment objective.

The Trust or Sponsor may apply to the CFTC or to the relevant exchanges for relief from certain position limits. If the Trust or Sponsor is unable to obtain such relief, the Fund’s ability to issue new Creation Units, or the Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities cause the Trust to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on an exchange, and the net asset value of the Fund. Accordingly, the inability to create additional Creation Units or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV.

In the event that the Fund fails to comply with its obligations under a Futures Account Agreement (including, for example, failing to deliver the margin required by an FCM on a timely basis), the Futures Account Agreement typically will provide the FCM with broad discretion to take remedial action against the Fund, including, but not limited to, the right to terminate any or all futures contracts in the Fund’s account with that FCM, to sell the collateral posted as margin by the Fund, to close out any open positions of the Fund in whole or in part, and to cancel any or all pending transactions with the Fund (Futures Account Agreement).

The Fund will enter into a written agreement (each, a “Futures Account Agreement”) with one or more FCMs governing the terms of futures transactions of the Fund cleared by such FCM. Each FCM has its own agreement and other documentation used for establishing customer relationships. As such, the terms of the Futures Account Agreement and other documentation that the Fund has with a particular FCM may differ in material respects from that with another FCM.

Most Futures Account Agreements do not require the FCM to enter into new transactions or maintain existing transactions with the Fund. In general, each FCM is permitted to terminate its agreement with the Fund at any time in its sole discretion. In addition, an FCM generally will have the discretion to set margin requirements and/or position limits that would be in addition to any margin requirements and/or position limits required by applicable law or set by the clearinghouse that clears the futures contracts in which the Fund transacts. As a result, the Fund’s ability to engage in futures transactions or maintain open positions in such contracts will be dependent on the willingness of its FCMs to continue to accept or maintain such transactions on terms that are economically appropriate for the Fund’s investment strategy.

When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. The Fund with open positions is subject to maintenance or variance margin on its open positions. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell VIX Futures Contracts at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

Margin posted by the Fund to an FCM typically will be held by relevant exchange’s clearinghouse (in the case of clearinghouse-required margin) or the FCM (in the case of “house” margin requirements of the FCM). In the event that market movements favorable to the Fund result in the Fund having posted more margin than is required, the Fund typically would have the right to a return of margin from the FCM. However, the timing of such return may be uncertain. As a result, it is possible that the Fund may face liquidity constraints including potential delays in its ability to pay redemption proceeds, where margin is not immediately returned by an FCM.

In the event that the Fund fails to comply with its obligations under a Futures Account Agreement (including, for example, failing to deliver the margin required by an FCM on a timely basis), the Futures Account Agreement typically will provide the FCM with broad discretion to take remedial action against the Fund. Among other things, the FCM typically will have the right, upon the occurrence of such a failure by the Fund, to terminate any or all futures contracts in the Fund’s account with that FCM, to sell the collateral posted as margin by the Fund, to close out any open positions of the Fund in whole or in part, and to cancel any or all pending transactions with the Fund. Futures Account Agreements typically provide that the Fund will remain liable for paying to the relevant FCM, on demand, the amount of any deficiency in the Fund’s account with that FCM.

The Futures Account Agreement between the Fund and an FCM generally will require the Fund to indemnify and hold harmless the FCM, its directors, officers, employees, agents and affiliates (collectively, “indemnified persons”) from and against all claims, damages, losses and costs (including reasonable attorneys’ fees) incurred by the indemnified persons, in connection with: (i) any failure by the Fund to perform its obligations under the Futures Account Agreement and the FCM’s exercise of its rights and remedies thereunder, (ii) any failure by the Fund to comply with applicable law, (iii) any action reasonably taken by the indemnified persons pursuant to the Futures Account Agreement to comply with applicable law, and (iv) any actions taken by the FCM in reliance on instructions, notices and other communications that the FCM and its relevant personnel, as applicable, reasonably believe to originate from a person authorized to act on behalf of the Fund.

To the extent that the Fund trades in futures contracts on U.S. exchanges, the assets deposited by the Fund with the FCM(s) (or another eligible financial institution, as applicable) as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments—principally U.S. government obligations to margin futures and forward contract positions.

The Fund will use Wedbush Futures, a division of Wedbush Securities Inc. (“Wedbush”), as an FCM. The FCMs used by the Fund may change from time to time. The above discussion relating to Wedbush also would apply to other firms that serve as an FCM to the Fund in the future. Wedbush in its capacity as a registered FCM, serves as a clearing broker to the Trust and the Fund and as such arranges for the execution and clearing of the Fund’s futures transactions. Wedbush acts as clearing broker for many other funds and individuals. A variety of executing brokers may execute futures transactions on behalf of the Fund. The executing brokers will give-up all such transactions to Wedbush. Wedbush is registered as an FCM with the CFTC and is a member of the NFA. Wedbush is a clearing member of CBOT, CME, and NYMEX. Wedbush is not affiliated with nor acts as a supervisor of the Trust, the Fund, the Sponsor, the Trustee, the Transfer Agent, the Administrator, and the Custodian. Wedbush is not acting as an underwriter or sponsor of the offering of the Shares nor has it passed upon the merits of participating in this offering. Wedbush has not passed upon the adequacy of this Prospectus or on the accuracy of the information contained herein. Wedbush does not provide any commodity trading advice regarding the Fund’s trading activities. Investors should not rely upon Wedbush in deciding whether to invest in the Fund or retain their interests in the Fund. Prospective investors should also note that the Sponsor may select additional clearing brokers or replace Wedbush as the Fund’s clearing broker.

If trading is not possible or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin (Futures Contracts).

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. The Fund generally deposits cash and/or securities with an FCM for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearing house to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Fund to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

Certain futures contracts, including VIX Futures Contracts, settle in cash. The cash settlement amount reflects the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amounts of variation margin, which are the amounts of cash that the Fund agrees to pay to or receive from FCMs equal to the daily fluctuation in the value of a futures contract. With futures contracts, there is minimal but some counterparty risk to the Fund since futures contracts are exchange traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, effectively guarantees futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Fund to substantial losses. If trading is not possible or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin.

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles (Money Market Instruments).

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles. Money market instruments may include U.S. government securities, securities issued by governments of other developed countries and repurchase agreements. Money market instruments can be subject to credit risk, inflation risk, liquidity risk, price risk and interest rate risk.

The guarantee of a clearing house (associated with a futures exchange) of performance on open positions does not run to customers and, as a result, if a member firm goes bankrupt, customers could lose money (U.S. Futures Exchanges).

Futures exchanges provide centralized market facilities for trading futures contracts and options (but no forward contracts) in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Members of, and trades executed on, a particular exchange are subject to the rules of that exchange. Each futures exchange in the United States has an associated “clearing house.” Clearing houses provide services designed to transfer credit risk and ensure the integrity of trades. Once trades between members of an exchange have been confirmed or cleared, the clearing house becomes substituted for each buyer and each seller of contracts traded on the exchange and, in effect, becomes the other party to each trader’s open position in the market. Thereafter, each party to a trade looks only to the clearing house for performance. The clearing house generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute. This fund acts as an emergency buffer which is intended to enable the clearing house to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, clearing houses require margin deposits and continuously mark positions to market to provide some assurance that their members will be able to fulfill their contractual obligations. Thus, members effecting futures transactions on an organized exchange do not bear the risk of the insolvency of the party on the opposite side of the trade; their credit risk is limited to the respective solvencies of their commodity broker and the clearing house. The clearing house “guarantee” of performance on open positions does not run to customers. If a member firm goes bankrupt, customers could lose money.

The Fund’s investments in VIX Futures Contracts will be subject to regulation under the CEA and traded pursuant to CFTC and applicable exchange regulations which may authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements (Regulations).

Futures exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges.

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. If the Sponsor were unable to provide services and/or advice to the Fund, the Fund would be unable to pursue its investment objective unless and until the Sponsor’s ability to provide services and advice to the Fund was reinstated or a replacement for the Sponsor as a commodity pool operator could be found. Such an event could result in termination of the Fund.

The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and record opens to inspection by the staff of the CFTC. See “Risk Factors—Failure of the FCM(s) to segregate assets may increase losses in the Fund.”

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator), an FCM, as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Fund itself is not required to become a member of the NFA). As an NFA member, the Sponsor will be subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements.

The Fund’s investments in VIX Futures Contracts will be subject to regulation under the CEA and traded pursuant to CFTC and applicable exchange regulations.

Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit (Daily Limits).

Most U.S. futures exchanges limit the amount of fluctuation in some futures contract or options on futures contract prices during a single day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or more commonly “daily limit.” Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker and if the margin call is not met within a reasonable time, the broker may close out the trader’s position (Margin).

“Initial” or “original” margin is the minimum dollar amount that a counterparty to a cleared derivatives contract must deposit with its commodity broker to establish an open position. “Maintenance” or “variance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before they must deliver additional margin so as to maintain open positions. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contracts they purchase or sell.

The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. Futures contracts are customarily bought and sold on margins that represent a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments.

Brokerage firms may require higher amounts of margin than exchange minimums. These requirements may change without warning.

Margin requirements are computed each day by a commodity broker and the relevant exchange. At the close of each trading day, each open futures contract is marked-to-market, that is, the gain or loss on the position is calculated from the prior day’s close. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position.

The Fund as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing COVID-19 pandemic

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic (including any variants or issues relating to public acceptance of available vaccines) or a similar public health threat could adversely impact the Fund by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally which could adversely affect the price of the Fund. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs and resulting in a sustained premium or discount in the shares of the Fund. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Fund, affect liquidity in the markets as well as the correlation between the price of the shares of the Fund and the net asset value of the Fund, any of which could adversely and materially affect the value of an investment in the Fund. The outbreak could impair information technology and other operational systems upon which the Fund’s service providers rely and could otherwise disrupt the ability of the employees of such service providers to perform essential tasks on behalf of the Fund.

The Fund failed to timely file certain periodic reports with the SEC which poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

Prior to commencing operations, the Fund failed to file an annual report on Form 10-K for the year ended December 31, 2021 and quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act. We expect to file a Comprehensive Form 10-K as part of our effort to become current in our filing obligations under the Exchange Act. Our failure to file those and possibly future periodic reports could subject us to enforcement action by the SEC, which could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our own account or the accounts of our security holders.

The failure of the Fund to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

Because we have not complied with our reporting requirements under the Exchange Act, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we would be beneficial to our business. Filing a Comprehensive Form 10-K in the future will not make us current in our Exchange Act reporting obligations. Consequently, we will be ineligible to use shorter and less costly registration statement forms, such as Form S-3, to register our securities for sale until one year from the date we regain and maintain our status as a current filer. There can be no assurance that we will regain and maintain current filer status with the SEC.

If we fail to remain current in our reporting requirements, our stock could be delisted/removed from trading on Nasdaq/the NYSE/the OTC Markets, which would have a material adverse effect on us, the price of our shares, and our stockholders.

If we fail to become current in our reporting obligations under the Exchange Act following the filing of the Comprehensive Form 10-K, our stock could be delisted/removed from trading on the NYSE Arca. A delisting/removal from trading would have a material adverse effect on the market for our stock and the ability of stockholders to sell their shares in the public market, which could adversely affect the market price of our stock.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q.

The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Fund’s control. The Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments in which the Fund may trade, in the legal and regulatory regimes applicable to the Sponsor, the Fund, and the Fund’s service providers, and in the broader economy may cause the actual results of the Fund to differ materially from those expressed in forward-looking statements.

Introduction

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series (the “Fund”) which commenced investment operations on January 12, 2022. As of March 31, 2021, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund began trading on the NYSE Arca, Inc. (“NYSE Arca”) as of January 13, 2022.

The Fund seeks to achieve its investment objective, under normal circumstances, by obtaining investment exposure to an actively managed portfolio of short positions in VIX Futures Contracts, which are based on the CBOE VIX Index. The Fund expects that the notional exposure of its portfolio of short positions in VIX Futures Contracts will range from -0.1 to -0.5 under normal circumstances. The Fund expects to primarily take short positions in VIX Futures Contracts by shorting the next two near term VIX Futures Contracts and rolling the nearest month VIX Futures Contract to the next month on a daily basis. As such, the Fund expects to have a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances.

The Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on its listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from the Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Results of Operations for the Three Months Ended March 31, 2022

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
NAV beginning of period	$0
NAV end of period	2,684,087
Percentage change in NAV	N/A
Shares outstanding beginning of period	0
Shares outstanding end of period	150,000
Percentage change in shares outstanding	N/A
Shares created	150,000
Shares redeemed	0
Per share NAV beginning of period	$20.00
Per share NAV end of period	$17.89
Percentage change in per share NAV	(10.55)%

The Fund commenced operations on January 12, 2022 and was not operative for the three months ended December 31, 2021. The increase in the Fund’s NAV from January 12, 2022 through March 31, 2022 resulted primarily from an increase in outstanding shares from the initial creation of 100,000 shares to 150,000 shares outstanding as of March 31, 2022. The Fund is actively managed and does not track an index.

The Fund’s per share NAV decreased by 10.55% for the three months ended March 31, 2022. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period.  Performance over time is a cumulative effect of geometrically linking each day’s inverse leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
Net investment income (loss)	$266
Management fee	10,263
Net realized gain (loss)	(520,727)
Change in net unrealized appreciation (depreciation)	215,054
Net Income (loss)	(315,610)

The Fund was not operative for the three months ended December 31, 2021.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2022, the Fund earned interest income as follows:

Interest Income
For the Period Ended (a)
March 31, 2022
Dynamic Short Short-Term Volatility Futures ETF	$266

(a) For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

The Fund’s underlying futures contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its futures positions.

The potentially large size of the positions which the Fund may acquire increases the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Fund will be related to one benchmark, which may be highly concentrated.

Because the Fund may trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Trading in derivatives contracts involves the Fund entering into contractual commitments to purchase or sell a volatility product underlying the Fund’s benchmark at a specified date and price, should it hold such derivative contract into the deliverable period. Should the Fund enter into a contractual commitment to sell a physical commodity, currency or spot volatility product, it would be required to make delivery of that commodity, currency or spot volatility product at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity, currency or spot volatility product can rise is unlimited, entering into commitments to sell commodities, currencies or spot volatility products would expose a Fund to theoretically unlimited risk.

For more information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and most foreign futures exchanges as well as certain swaps is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;
●	limiting the outstanding amounts due from counterparties to the Fund;
●	not posting margin directly with a counterparty;
●	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Fund, as marked to market daily, subject to certain minimum thresholds; and
●	limiting the amount of margin or premium posted at a FCM.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 15, 2022, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of the Fund’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.07 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

For as long as the Trust remains an “emerging growth company,” it may take advantage of certain exemptions from the various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. The Trust will take advantage of these reporting exemptions until it is no longer an “emerging growth company.”

The Fund has significant exposure to futures contracts, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations. The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s and the Fund’s financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of the Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

The prices used by the Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

The Fund discloses the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statements of Operations.

Realized gains (losses) and changes in unrealized gain (loss) on open investments are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

The Fund pays its brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Exchange Rate Sensitivity, Equity Market Volatility Sensitivity, and Commodity Price Sensitivity

The Fund is exposed to equity market volatility risk through its holdings of VIX futures contracts. The table below provides information about the holdings of the Fund.

As of March 31, 2022, the Fund’s positions were as follows:

Futures Positions as of March 31, 2022

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
VIX Futures	Short	April 2022	(26)	23.47	1,000	$(610,194)
VIX Futures	Short	May 2022	(29)	24.99	1,000	$(724,643)

The March 31, 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period. A “single day” is measured from the time a Fund calculates its net asset value to the time of the Fund’s next net asset value calculation. As a consequence, the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective. Particularly, during periods of high volatility, the Fund may not perform as expected, and the Fund may have losses when an investor may have expected gains if the Fund is held for a period that is different than one trading day.

Compounding affects all investments, but has a more significant impact on an inverse fund, such as the Fund. This effect becomes more pronounced as volatility increases.

Qualitative Disclosure

The investment objective of the Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. The Fund seeks daily investment results, before fees and expenses, that correspond to one-tenth the inverse (-0.1x) or the inverse (-0.5x) of the daily performance of its corresponding benchmark. The Fund does not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Fund from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of financial instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Fund should actively manage and monitor their investments, as frequently as daily.

Equity Market Volatility Sensitivity

VIX Futures Contracts are unlike traditional futures contracts and are not based on a tradable reference asset. The VIX Index is not directly investable, and the settlement price of a VIX Futures Contract is based on the calculation that determines the level of the VIX Index. As a result, the behavior of a VIX Futures Contract may be different from traditional futures contracts whose settlement price is based on a specific tradable asset. In addition, when economic uncertainty increases and there is an associated increase in expected volatility, the value of VIX Futures Contracts will likely also increase. Similarly, when economic uncertainty recedes and there is an associated decrease in expected volatility, the value of VIX Futures Contracts will likely also decrease. When the Fund has an open futures contract position, it is subject to daily variation margin calls that could be substantial in the event of adverse price movements. Because futures require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. If the Fund has insufficient cash to meet daily variation margin requirements, it might need to sell portfolio investments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV. Futures contracts are also subject to liquidity risk.

Several factors may affect the price and/or liquidity of VIX Futures Contracts, including, but not limited to: prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500®, the equity securities included in the S&P 500® and prevailing market prices of options on the S&P 500®, the VIX Index, options on the VIX Index, VIX Futures Contracts, or any other financial instruments related to the S&P 500® and the VIX Index or VIX Futures Contracts; interest rates, economic, financial, political, regulatory, geographical, biological or judicial events that affect the current volatility reading of the VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500®, the S&P 500®, the VIX Index or the relevant futures or option contracts on the VIX Index; supply and demand as well as hedging activities in the listed and over-the-counter (“OTC”) equity derivatives markets; disruptions in trading of the S&P 500®, futures contracts on the S&P 500® or options on the S&P 500®; and the level of contango or backwardation in the VIX Futures Contracts market. These factors interrelate in complex ways, and the effect of one factor on the market value of the Fund may offset or enhance the effect of another factor.

In addition, the policies of S&P and the CBOE and changes that affect the composition and valuation of the S&P 500® and the VIX Index could affect the level of such indexes and/or the value of VIX Futures Contracts and, therefore, the value of the Fund’s Shares. For example, shareholders will lose money when the values of the VIX Futures Contracts rise, and a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment (“Inverse Exposure Risk”).

Managing Market Risks

The Fund’s exposure to market risk will be influenced by a number of factors, including the liquidity of the markets in which the financial instruments it holds are traded and the relationships among the financial instruments held. The inherent uncertainty of the trading of the Fund as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. The Fund generally deposits cash and/or securities with an FCM for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearing house to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Fund to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

Certain futures contracts, including VIX Futures Contracts, settle in cash. The cash settlement amount reflects the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amounts of variation margin, which are the amounts of cash that the Fund agrees to pay to or receive from FCMs equal to the daily fluctuation in the value of a futures contract. With futures contracts, there is minimal but some counterparty risk to the Fund since futures contracts are exchange traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, effectively guarantees futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Fund to substantial losses. If trading is not possible or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Prior to commencing operations, the Fund failed to file an annual report on Form 10-K for the year ended December 31, 2021 and quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021.  Consequently, the Fund was not compliant with the periodic reporting requirements under the Exchange Act. The Fund expects to file a Comprehensive Form 10-K as part of its effort to become current in its filing obligations under the Exchange Act. The Fund expects to regain compliance as soon as practicable.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and the Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and the Fund.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The algorithm’s predictions concerning the movement in the price of VIX Futures Contracts may not anticipate actual market movements, and these predictions may affect the return on your investment.

The Sponsor’s algorithm continuously evaluates the Fund’s holdings, purchases and sales with a view to achieving the Fund’s investment objective. However, the achievement of the stated investment objective cannot be guaranteed over short- or long-term market cycles. The algorithm’s predictions concerning the movement in the price of VIX Futures Contracts may not anticipate actual market movements, and these predictions may affect the return on your investment.

The Fund seeks to achieve its investment objective even if it will cause the value of the Shares to decline.

The Fund is not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, the Fund is actively managed by the Sponsor’s algorithm and seeks to remain fully invested at all times in VIX Futures Contracts and/or cash or cash equivalents, consistent with its investment objective without regard to market conditions, trends or direction. Pursuit of the Fund’s investment objective without regard to market conditions, trends, or direction, may cause the Fund to experience sudden, large and unexpected losses. See “Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.”

The Sponsor will not materially modify the algorithm described in this Registration Statement after this Registration Statement is declared effective by the Securities and Exchange Commission.

After this Registration Statement is declared effective by the Securities and Exchange Commissions, the Sponsor will not make any material changes to the algorithm, even if the algorithm is unsuccessful and fails in its objective to better manage risk by causing the Fund to maintain lower notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to incur losses and maintain similar notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to make profits. Therefore, if the algorithm is unsuccessful, the Fund will likely fail to grow or maintain an economically viable size, in which case it could ultimately liquidate. The Fund’s lack of an operating history makes it difficult to predict future operating results.

To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).

Only an Authorized Participant (as defined herein) may engage in creation or redemption transactions directly with the Fund. The Fund may have a limited number of financial institutions that act as Authorized Participants. The initial Authorized Participant for the Fund is expected to be Virtu Americas LLC, a Delaware limited liability company, which is a registered broker-dealer, and the Fund will not commence trading unless and until the initial Authorized Participant effects the minimum initial purchase. However, there can be no guarantees that Virtu Americas LLC or other Authorized Participants will continue to process creation and/or redemption orders after the Fund has commenced trading. To the extent that those Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing. Further, to the extent that those Authorized Participants exit the business, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment.

Paying redemption proceeds in cash rather than through in-kind delivery of portfolio investments may require the Fund to dispose of or sell portfolio investments to obtain the cash needed to distribute redemption proceeds at an inopportune time which may cause the Fund to recognize gains or losses that it might not have incurred if it had made a redemption in-kind (Cash Transactions Risk).

Unlike most other ETFs, the Fund expects to effect its creations and redemptions in exchange for a significant cash component and a smaller component, if any, of in-kind portfolio investments. Paying redemption proceeds in cash rather than through in-kind delivery of portfolio investments may require the Fund to dispose of or sell portfolio investments to obtain the cash needed to distribute redemption proceeds at an inopportune time. This may cause the Fund to recognize gains or losses that it might not have incurred if it had made a redemption in-kind. As a result, the Fund may pay out higher or lower annual capital gains distributions than ETFs that redeem in kind. As a practical matter, only institutions and large investors, such as market makers or other large broker-dealers, purchase or redeem Creation Units. Most investors will buy and sell shares of the Fund on an exchange.

Registration of the Sponsor as a commodity pool operator imposes additional compliance obligations on the Sponsor and the Fund related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Fund (Commodity Pool Regulatory Risk).

The Fund’s investment exposure to VIX Futures Contracts will cause it to be deemed to be a commodity pool, thereby subjecting the Fund to regulation under the Commodity Exchange Act and Commodity Futures Trading Commission (“CFTC”) rules. The Sponsor is registered as a Commodity Pool Operator (“CPO”), and the Fund will be operated in accordance with applicable CFTC rules. Registration as a CPO imposes additional compliance obligations on the Sponsor and the Fund related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Fund. For example, the Sponsor will be required to post certain documents on the Fund’s website, make periodic filings with the NFA, retain certain records, and implement certain policies and procedures.

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period, and the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective (Compounding Risk).

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period. A “single day” is measured from the time a Fund calculates its net asset value to the time of the Fund’s next net asset value calculation. As a consequence, the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective. Particularly, during periods of high volatility, the Fund may not perform as expected, and the Fund may have losses when an investor may have expected gains if the Fund is held for a period that is different than one trading day.

Compounding affects all investments, but has a more significant impact on an inverse fund. This effect becomes more pronounced as volatility increases.

The Fund will be subject to credit risk with respect to the amount the Fund expects to receive from counterparties to financial instruments entered into by the Fund and a default in the payment by the counterparties may cause the value of an investment in the Fund to decrease (Counterparty Risk).

The Fund will be subject to credit risk (i.e. the risk that a counterparty is unwilling or unable to make timely payments to meet its contractual obligations) with respect to the amount the Fund expects to receive from counterparties to financial instruments entered into by the Fund. As a result, the Fund may obtain no or limited recovery of its investment in such financial instruments, and any recovery may be significantly delayed. Consequently, such a default may cause the value of an investment in the Fund to decrease.

Gains or losses in VIX Future Contracts, derivative contracts in which the Fund invests, may be magnified and may be much greater than the derivative’s original cost (Derivatives Risk).

The Fund will invest in and have investment exposure to VIX Futures Contracts, which are types of derivative contracts. A derivative refers to any financial instrument whose value is derived, at least in part, from the price of an underlying security, asset, rate, or index. The use of derivatives presents risk different from, and possibly greater than, the risks associated with investing directly in traditional securities. Changes in the value of a derivative may not correlate perfectly with the underlying security, asset, rate or index. Gains or losses in a derivative may be magnified and may be much greater than the derivative’s original cost.

When the Fund has an open futures contract position, it is subject to daily variation margin calls that could be substantial in the event of adverse price movements due to several factors and if the Fund has insufficient cash to meet daily variation margin requirements, it might need to sell portfolio investments at a time when such sales are disadvantageous (VIX Futures Contracts Risk).

VIX Futures Contracts are unlike traditional futures contracts and are not based on a tradable reference asset. The VIX Index is not directly investable, and the settlement price of a VIX Futures Contract is based on the calculation that determines the level of the VIX Index. As a result, the behavior of a VIX Futures Contract may be different from traditional futures contracts whose settlement price is based on a specific tradable asset. In addition, when economic uncertainty increases and there is an associated increase in expected volatility, the value of VIX Futures Contracts will likely also increase. Similarly, when economic uncertainty recedes and there is an associated decrease in expected volatility, the value of VIX Futures Contracts will likely also decrease. When the Fund has an open futures contract position, it is subject to daily variation margin calls that could be substantial in the event of adverse price movements. Because futures require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. If the Fund has insufficient cash to meet daily variation margin requirements, it might need to sell portfolio investments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV. Futures contracts are also subject to liquidity risk.

Several factors may affect the price and/or liquidity of VIX Futures Contracts, including, but not limited to: prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500®, the equity securities included in the S&P 500® and prevailing market prices of options on the S&P 500®, the VIX Index, options on the VIX Index, VIX Futures Contracts, or any other financial instruments related to the S&P 500® and the VIX Index or VIX Futures Contracts; interest rates, economic, financial, political, regulatory, geographical, biological or judicial events that affect the current volatility reading of the VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500®, the S&P 500®, the VIX Index or the relevant futures or option contracts on the VIX Index; supply and demand as well as hedging activities in the listed and over-the-counter (“OTC”) equity derivatives markets; disruptions in trading of the S&P 500®, futures contracts on the S&P 500® or options on the S&P 500®; and the level of contango or backwardation in the VIX Futures Contracts market. These factors interrelate in complex ways, and the effect of one factor on the market value of the Fund may offset or enhance the effect of another factor.

If the Exchange closes early on a day when a shareholder needs to execute trades late in the trading day, the shareholder might incur trading losses (Early Closing Risk).

An unanticipated early closing of the NYSE Arca may result in a shareholder’s inability to buy or sell Shares of the Fund on that day. For instance, in March of 2017, NYSE Arca suffered a trading glitch, affecting the closing auctions of dozens of ETFs. The problem forced the exchange to suspend trading and cancel all open orders at 4:13 p.m. on the date the glitch occurred. If the Exchange closes early on a day when a shareholder needs to execute trades late in the trading day, the shareholder might incur trading losses.

Historical correlation trends between the VIX Futures Contracts and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning the Fund.

To the extent that an investor purchases Shares of the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes (for instance, U.S. equities, U.S. bonds, options or swaps), such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or non-existent.

Policies and changes that affect the composition and valuation of the S&P 500® and the VIX Index could affect the level of such indexes and/or the value of VIX Futures Contracts and, therefore, the value of the Fund’s Shares (Index Calculation and VIX Futures Contract Pricing Risk).

The policies of S&P and the CBOE and changes that affect the composition and valuation of the S&P 500® and the VIX Index could affect the level of such indexes and/or the value of VIX Futures Contracts and, therefore, the value of the Fund’s Shares. For example, shareholders will lose money when the values of the VIX Futures Contracts rise, and a single day or intraday increase in the level of the

VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

Market values of the investments by the Fund can be negatively impacted by liquidity, credit deterioration or losses, financial results, changes in interest rates, or other factors and, as a result, the value or liquidity of the cash equivalents and marketable securities of the Fund could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results (Interest Rate and Investment Risk due to Market Fluctuations).

The Fund will hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds). The federal funds rate is maintained by the Federal Reserve and is generally viewed as the base rate for all other interest rates in the US economy. The higher the federal funds rate, the more expensive it is to borrow money. The US federal funds rate can influence domestic and international monetary and financial conditions. The historically low-yield environment continues to encourage greater risk-taking across the financial system. Investors may seek incremental gains in yield for disproportionate amounts of risk. A sharp increase in interest rates or credit spreads could generate losses on longer-term assets, including less liquid assets. If such losses are borne by leveraged investors, they could lead to fire sales and further declines in asset prices.

The Fund has domestic investments. Market values of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, changes in interest rates, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).

Shareholders will lose money when the values of the VIX Futures Contracts rise—a result that is the opposite from traditional funds. Inverse positions can also result in the total loss of an investor’s investment. A single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment, even if the levels of the VIX Futures Contracts subsequently decrease.

The Fund’s investment in derivative instruments generally requires a small investment relative to the amount of investment exposure assumed and, as a result, such investments may give rise to losses that exceed the amount invested in those instruments (Leveraging Risk).

The Fund’s investment in derivative instruments generally requires a small investment relative to the amount of investment exposure assumed. As a result, such investments may give rise to losses that exceed the amount invested in those instruments. The more the Fund invests in derivative instruments that give rise to leverage, the more this leverage will magnify any losses on those investments. Leverage will cause the value of the Fund’s Shares to be more volatile than if the Fund did not use leverage. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of the Fund’s portfolio or other investments. The use of leverage also may cause the Fund to liquidate portfolio positions when it would not be advantageous to do so to satisfy its obligations or to meet segregation requirements. Certain types of leveraging transactions, such as short sales that are not “against the box,” could theoretically be subject to unlimited losses in cases where the Fund, for any reason, is unable to close out the transaction. In addition, to the extent the Fund borrows money, interest costs on such borrowed money may not be recovered by any appreciation of the financial instruments purchased with the borrowed funds and could exceed the Fund’s investment income, resulting in greater losses. The cost of investing in such instruments generally increases as interest rates increase, which will lower the Fund’s return.

A lack of liquidity in the derivatives and other instruments that the Fund will invest in making it more difficult or costlier to buy, or to sell such derivatives and other instruments could have a negative effect on the Fund’s ability to achieve its investment objective and may result in losses to Fund shareholders (Liquidity Risk).

The Fund will invest in derivatives and other instruments that may be less liquid than other types of investments. Investments that are less liquid or that trade less can be more difficult or costlier to buy, or to sell, compared to other more liquid or active investments. This liquidity risk is a factor of the trading volume of a particular investment, as well as the size and liquidity of the market for such an investment. The derivatives in which the Fund invests may not always be liquid. The large size of the positions which the Fund may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Fund will typically invest in financial instruments related to one index. A lack of liquidity could have a negative effect on the Fund’s ability to achieve its investment objective and may result in losses to Fund shareholders.

Due to market conditions, the value of the Fund’s investments may fluctuate significantly from day to day, possibly causing the value of your investment in the Fund to decrease (Market Risk).

Due to market conditions, the value of the Fund’s investments may fluctuate significantly from day to day. This volatility may cause the value of your investment in the Fund to decrease. For example, there were significant spikes in the level of the VIX Index in the first quarter of 2020, which could have caused the Fund to incur significant losses if it had been trading at that time. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.”

The Fund has limited operating history, and, as a result, investors have no performance history to serve as a factor for evaluating an investment in the Fund.

The Fund is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. The Fund has limited operating history. Investors should understand that an investment in a new exchange-traded fund is significantly risker than an investment in an exchange-traded fund with a significant operating history. There can be no assurance that the Fund will grow to or maintain an economically viable size, in which case it could ultimately liquidate. The Fund’s operations are subject to all of the risks inherent in the establishment of a new exchange-traded fund. The likelihood of the Fund’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new exchange-traded fund. The Fund’s lack of an operating history makes it difficult to predict future operating results.

The Fund is non-diversified, and as a result, a decline in the value of those investments would cause the Fund’s overall value to decline to a greater degree than if the Fund held more diversified holdings (Non-Diversification Risk).

The Fund is non-diversified, meaning that, as compared to a diversified fund, it can invest a greater percentage of its assets in a single type of financial instrument. The Sponsor believes that approximately 15% of the Fund’s assets will normally be committed as margin for VIX Futures Contracts and that 30% of the Fund’s net assets will normally be deposited with its FCM. The remaining portion of the Fund’s assets is held in cash or cash equivalents. A decline in the value of those investments would cause the Fund’s overall value to decline to a greater degree than if the Fund held more diversified holdings.

The Fund’s investment strategy is expected to result in high portfolio turnover, which will result in increased transaction costs compared to an investment strategy with less portfolio turnover and may lower Fund performance (Portfolio Turnover Risk).

The Fund’s investment strategy is expected to result in high portfolio turnover, which will result in increased transaction costs compared to an investment strategy with less portfolio turnover and may lower Fund performance. For example, to maintain consistent exposure to VIX Futures Contracts, the Fund must periodically (daily) migrate its VIX Futures Contracts nearing expiration into VIX Futures Contracts with later expirations. When the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher future prices of shorter expiration futures contracts is referred to as “backwardation.” An extended period of backwardation in the VIX Futures Contracts markets could cause the Fund to incur significant and sustained losses.

An increase in the implied level of future market volatility, to the extent such change is reflected in the price of VIX Futures Contracts, is expected to lower the Fund’s return and result in a loss (Short Sale Exposure Risk).

The Fund will seek inverse or “short” exposure to the implied level of future market volatility through VIX Futures Contracts, which will cause the Fund to be exposed to certain risks associated with selling VIX Futures Contracts short. These risks include that an increase in the implied level of future market volatility, to the extent such change is reflected in the price of VIX Futures Contracts, is expected to lower the Fund’s return and result in a loss. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

If the price of VIX Futures Contracts goes up during a short sale by the Fund, the Fund will realize a loss on the transaction (Short Sales Risk).

Short sales are transactions in which the Fund sells a financial instrument it does not own. To complete the transaction, the Fund must borrow the financial instrument to make delivery to the buyer. The Fund is then obligated to replace the financial instrument borrowed by purchasing the financial instrument at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the financial instrument was sold by the Fund. If the financial instrument goes down in price between the time the Fund sells the financial instrument and buys it back, the Fund will realize a gain on the transaction. Conversely, if the financial instrument goes up in price during the period, the Fund will realize a loss on the transaction. Any such loss is increased by the amount of premium or interest the Fund may pay to the lender of the financial instrument. Likewise, any gain will be decreased by the amount of premium or interest the Fund may pay to the lender of the financial instrument. The Fund is also required to segregate other assets on its books to cover an obligation to return the financial instrument to the lender, which means that those other assets may not be available to meet the Fund’s needs for immediate cash or other liquidity. The Fund’s investment performance may also suffer if the Fund is required to close out a short position earlier than it had intended. This would occur if the financial instrument lender required the Fund to deliver the financial instrument the Fund borrowed at the commencement of the short sale and the Fund was unable to borrow the financial instrument from another lender or otherwise obtain the financial instrument by other means. In addition, the Fund may be subject to expenses related to short sales that are not typically associated with investing in financial instruments directly, such as costs of borrowing and margin account maintenance costs associated with the Fund’s open short positions. These expenses negatively impact the performance of the Fund. These types of short sale expenses are sometimes referred to as the “negative cost of carry,” and will tend to cause the Fund to lose money on a short sale even in instances where the implied level of future market volatility does not change over the duration of the short sale. Regulatory bans on certain short selling activities may prevent the Fund from fully implementing its strategies. Because a short position loses value as the financial instrument’s price increases and the market price of the financial instrument sold short could increase without limit, the loss on a short sale is theoretically unlimited. Short sales involve leverage because the Fund borrows financial instruments and then sells them, effectively leveraging its assets.

Shares of the Fund may trade on the Exchange below their net asset value and although the Fund’s Shares are expected to be listed on the Exchange, there can be no assurance that an active trading market for Shares will develop or be maintained (Trading Risk)

Shares of the Fund may trade on the Exchange above or below their net asset value (“NAV”). The NAV of Shares will fluctuate with changes in the market value of the Fund’s holdings. In addition, although the Fund’s Shares are expected to be listed on the Exchange, there can be no assurance that an active trading market for Shares will develop or be maintained. See “The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.”

The Fund’s derivative investments, VIX Futures Contracts, which are largely linked to equity market volatility indexes, can be highly volatile and may experience large losses (Volatility Risk)

The Fund’s derivative investments, VIX Futures Contracts, which are largely linked to equity market volatility indexes, can be highly volatile and may experience large losses. Trading in VIX Futures Contracts, particularly contracts that are close to expiration, has been very volatile and can be expected to be very volatile in the future. The volatile nature of these instruments may have an adverse impact on the Fund beyond the impact of any changes in the VIX Index. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time” and “Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.”

The Sponsor has no experience operating commodity pools and the management lack experience in managing a sponsor, trust or fund and, as a result, the operation and performance of the Sponsor, the Trust and the Fund may be adversely affected by this lack of experience.

The Sponsor is recently formed and has not previously managed any commodity pools. In addition, the management of the Sponsor, the Trust and the Fund, including Weixuan Zhang, our Chief Executive Officer, and Xinyu Jiang, our Chief Financial Officer, lack experience in operating and managing a sponsor, trust or fund. The operation and performance of the Sponsor, the Trust and the Fund may be adversely affected by this lack of experience. The operations of the Sponsor, Trust and Fund are heavily regulated and any failure by these entities to adhere to the rules and regulations to which they are subject could have a material adverse effect on their operations or performance.

The Sponsor has limited capital and may be unable to continue to manage the Fund if it sustains continued losses.

The Sponsor was formed for the purpose of managing the Trust, including the Fund and any other fund that may be formed as a series of the Trust in the future, and has been provided with capital primarily by its principals. If the Sponsor operates at a loss for an extended period, its capital will be depleted and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to any Fund, the Fund would be terminated if a replacement sponsor could not be found. Any expenses related to the operation of a Fund would need to be paid by the Fund at the time of termination.

The Fund is not suitable for all investors.

The Fund should be used only by investors who (a) understand the risks associated with the use of financial instruments that give rise to leverage, (b) are willing to assume a high degree of risk, (c) understand the consequences of seeking inverse investment results, (d) understand the risk of shorting and (e) intend to actively monitor and manage their investments in the Fund. Investors who do not meet these criteria should not buy shares of the Fund. An investment in the Fund is not a complete investment program.

To the extent that an investor purchases the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes, such historic correlation may not continue or may reverse itself (Correlation Risks).

While the Fund expects to meet its investment objective, there is no guarantee it will do so. Factors that may affect the Fund’s ability to meet its investment objective include, without limitation: (i) the Sponsor’s ability to purchase and sell VIX Futures Contracts in a manner that correlates to the Fund’s objective; (ii) bid-ask spreads on such instruments; (iii) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (iv) holding instruments traded in a market that has become illiquid or disrupted; (v) the need to conform the Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (vi) early and unanticipated closings of the markets on which the holdings of the Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (vii) accounting standards.

To the extent that an investor purchases the Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the VIX Futures Contracts and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or non-existent.

The use of leverage and/or inverse positions could result in the total loss of an investor’s investment

Funds that use leverage in seeking to achieve their investment objectives will lose more money in market environments adverse to their investment objectives than funds that do not employ leverage. The use of leverage and/or inverse positions could result in the total loss of an investor’s investment. For instance, a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk)”.

Potential negative impact from a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances.

Futures contracts, by their terms, have stated expirations and, at a specified point in time prior to expiration, trading in a futures contract for the current delivery month will cease. Therefore, to maintain consistent exposure to VIX Futures Contracts, the Fund must periodically (daily) migrate its VIX Futures Contracts nearing expiration into VIX Futures Contracts with later expirations – a process referred to as “rolling.” When rolling VIX Futures Contracts, the Fund will close out a futures position prior to its expiration and purchase an identical futures contract with a later expiration date. The Fund does not intend to hold any VIX Futures Contracts through expiration, but instead intends to “roll” all its positions in VIX Futures Contracts as such futures contracts approach expiration. The Fund is subject to risks related to having a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances, which are described in more detail below.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher future prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher future prices of shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in VIX Futures Contracts at the time of rolling is expected to positively affect the Fund due to its constant one-month rolling short position under normal circumstances. The presence of backwardation in in VIX Futures Contracts at the time of rolling is expected to adversely affect the Fund due to its constant one-month rolling short position under normal circumstances. Because of the frequency with which the Fund expects to roll VIX Futures Contracts, the impact of such contango or backwardation may be greater than the impact would be if the Fund experienced less portfolio turnover.

There have been extended periods in which contango or backwardation has existed in the VIX Futures Contracts markets and such periods can be expected to occur in the future. An extended period of backwardation in the VIX Futures Contracts markets could cause the Fund to incur significant and sustained losses. For example, backwardation existed for an extended period of time from October 2018 to December 2018 and from February 2020 to April 2020 in the VIX Futures Contracts markets. If the Fund had been trading during such periods, then the Fund would have incurred losses. See “During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.”

During recent market volatility in the first quarter of 2020, there were significant spikes in the level of the VIX Index, which could have caused the Fund to incur significant losses if it had been trading at that time.

While the VIX Index is not directly investable and cannot be traded on a spot price basis, the settlement price of a VIX Futures Contract is based on a theoretical calculation that determines the level of the VIX Index. As a result, high volatility, represented by changes in the level of the VIX Index, may have a materially adverse impact on the Fund. For instance, if the Fund had been trading in the first quarter of 2020, due to a number of spikes in the level of the VIX Index, the Fund could have incurred a loss of up to 4.6% of its NAV in January, a loss of up to 7.18% of its NAV in February, and a loss of up to 0.11% of its NAV in March (The Fund would not have held any positions from February 26, 2020, to March 20, 2020, as illustrated in the chart below the following hypothetical performance disclaimers.). In other words, a $100 investment at the beginning of January could have declined in value by almost 10.65% in the first quarter. (Calculation is based on the closing price of VIX Futures Contracts at 4:15 p.m. ET.)

THE IMMEDIATELY FOLLOWING CHART AND THE CHART UNDER THE RISK FACTOR “During periods of extreme market stability, the Fund is expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.” (I) ASSUME REINVESTMENT OF PROFITS, (II) DO NOT INCLUDE ANY FEES, SUCH AS THE MANAGEMENT FEE, AND (III) CALCULATE PERFORMANCE BASED ON THE DAILY SETTLEMENT PRICE OF VIX FUTURES CONTRACTS.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT ANY ACCOUNT WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE

FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

DYNAMIC SHARES LLC HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, CUSTOMERS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

As shown in the chart above, the Fund would not have held any positions from February 26, 2020 to March 20, 2020, because its stress mode would have been triggered. When the stress mode would have been triggered on February 24, 2020, the Fund would have recalibrated its notional exposure to half of its expected notional exposure on February 21, 2020. On February 26, 2020, the stress mode would still have been triggered and the Fund would have recalibrated its notional exposure to half of its expected notional exposure on February 25, 2020, which would have been lower than -0.05, and, consequently, the Fund would have not held any positions in VIX Futures Contracts on that date. As the stress mode would have been consistently triggered until March 19, 2020, the Fund would not have held any positions from February 26, 2020, to March 20, 2020. At the end of March 20, 2020, the stress mode would not have been triggered, and the Fund would have recalibrated its exposure to -0.25.

Significant losses could also be incurred during a single day. For instance, when the VIX Index spiked on February 24, 2020, the Fund could have incurred a loss of up to 6.06% of its NAV. As noted above, a single day or intraday increase in the level of the VIX Futures Contracts approaching 200% could result in the total loss or almost total loss of an investor’s investment, even if the levels of the VIX Futures Contracts subsequently decrease. In other words, a holder of Shares could potentially lose the full value of their investment within a single day. See “An increase in the level of VIX Futures Contracts could result in the loss of an investor’s investment (Inverse Exposure Risk).”

Investments linked to equity market volatility, including Shares of the Fund, can be highly volatile and may experience sudden, large and unexpected losses. Sudden, large and unexpected losses could lead to a liquidation of the Fund.

The VIX Index measures the 30-day forward volatility of the S&P 500® Index as calculated based on the prices of certain put and call options on the S&P 500® Index. The level of the S&P 500® Index, the prices of options on the S&P 500® Index, and the level of the VIX Index may change unpredictably, potentially adversely affecting the value of the Fund’s investments.

For example, in February of 2018, multiple U.S.-listed, inverse VIX exchange-traded products were suspended from trading following a spike in the level of the VIX Index, which caused the value of their products to experience a sharp and rapid decline. One such product, which was the largest inverse VIX exchange-traded product at the time, suffered a decline in value of more than 90% that caused the sponsor to liquidate the product. There is a material risk that if the Fund experienced sudden, large and unexpected losses, then the Sponsor could choose to liquidate the Fund.

During periods of extreme market stability, the Fund is expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.

As illustrated in the chart below, from January 2017 through December 2017, the level of the VIX Index was stable for an extended period of time, and if the Fund been operating during such period, then it would have significantly underperformed a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5.

Similarly, the Fund can be expected to significantly underperform a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5 in any future period during which the level of the VIX Index is stable for an extended period of time.

Fees are charged regardless of the Fund’s returns and may result in depletion of assets.

The Fund is subject to the fees and expenses described herein which are payable irrespective of the Fund’s return. Such fees and expenses include asset-based fees of 1.85% per annum of the Fund’s average daily NAV, as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with futures contracts. Additional charges may include other fees as applicable.

Natural disasters and epidemics can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance, resulting in losses to your investment, and Fund trading in the secondary market (Natural Disaster/Epidemic Risk).

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks mentioned herein, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and increase the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. For instance, prior to the COVID-19 epidemic, the Sponsor anticipated a lower “breakeven amount” for the Fund because the Sponsor expected interest income from the Fund’s investments to offset the Fund’s estimated fees, costs and expenses. Due to market conditions following the COVID-19 epidemic, the Fund’s interest income is assumed to be zero, and the amount of trading income the Fund needs to achieve to breakeven is higher than the Sponsor anticipated prior to the COVID-19 epidemic. Additionally, during the peak of the COVID-19 epidemic, certain state and local governments enacted stay-at-home/shelter-at-home orders, causing certain agents of the Sponsor and its third party service providers to enact business continuity measures, such as requiring or permitting employees to work from home.

These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crises may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to your investment.

Current assumptions and expectations could become outdated as a result of global economic shocks.

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest move in the history of U.S. financial markets. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Investors cannot be assured that the Sponsor will be able to continue to service the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund, the Fund may be adversely affected, as there may be no entity servicing the Fund for a period of time. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services and/or to render trading advice to the Fund. As the Fund is not registered with the CFTC in any capacity, if the Sponsor were unable to provide services and/or trading advice to the Fund, the Fund would be unable to pursue its investment objective unless and until the Sponsor’s ability to provide services and trading advice to the Fund was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Fund.

The lack of active trading markets for the Shares of the Fund may result in losses on investors’ investments at the time of disposition of Shares.

Although the Shares of the Fund have been approved for listing and trading on the NYSE Arca, subject to notice of issuance, there can be no guarantee that an active trading market for the Shares of the Fund will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

The Shares of the Fund are new securities products and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for these securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

The Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, New York Stock Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Fund, is closed, or when trading is restricted or suspended or restricted on such exchanges in the Fund’s futures contracts, (2) any period during which an emergency exists, including significantly adverse market, political or other circumstances, as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Fund. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of the delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

An investor may be adversely affected by lack of independent advisers representing investors.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her, or its own legal, tax and financial advisers regarding the desirability of an investment in the Shares of the Fund. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Possibility of termination of the Fund may adversely affect an investor’s portfolio.

The Sponsor may withdraw from the Fund upon 30 days’ notice, which would also cause the Fund to terminate unless a substitute sponsor were obtained. If the Sponsor withdraws, investors who wish to continue to invest in the Fund’s methodology through a fund vehicle will have to find another vehicle and may not be able to find another vehicle that offers the same features as such Fund.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per Share of the Fund changes as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of the Fund otherwise amounting to a Creation Unit may be different from the NAV of an actual Creation Unit (i.e. 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of the Fund), and similarly the public trading price per Share of the Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of the Fund at a discount or a premium to the public trading price per Share of the Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of the Fund are closely related, but not identical, to the same forces influencing the price of an underlying reference asset at any point in time.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of the Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of the Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track the NAV per Share of the Fund closely over time.

Investors who purchase Shares in the secondary market and pay a premium purchase price over the Fund’s IOPV could incur significant losses in the event that such investor sells such Shares at a time when such premium is no longer present in the marketplace. See the section herein titled “Indicative Optimized Portfolio Value (“IOPV”)” on page 57 for additional information about the IOPV.

The value of a Share may be influenced by nonconcurrent trading hours between the NYSE Arca and the market in which the VIX Futures Contracts held by the Fund are traded. The Shares of the Fund trade, or will trade, on the NYSE Arca from 4:00 a.m. to 8:00 p.m. (Eastern Time). The VIX Futures Contracts may be traded throughout the day, including between 4:00 p.m. and 4:15 p.m. The VIX

Futures Contracts held by the Fund, however, may have different fixing or settlement times. Consequently, liquidity in the VIX Futures Contracts may be reduced after such fixing or settlement time. As a result, during the time when the NYSE Arca is open but after the applicable fixing or settlement time, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

During periods of unusual volatility or market disruptions, market prices of the Shares may deviate significantly from the market value of the investments in the Fund’s portfolio or the NAV of the Shares. As a result, investors in the Fund may pay significantly more or receive significantly less for Shares than the value of the Fund’s underlying investments or the NAV of the Shares.

The Fund has a limited number of financial institutions that may act as Authorized Participants. In addition there may be a limited number of market makers and/or liquidity providers in the marketplace. To the extent either of the following events occur, Shares may trade at a material discount to NAV and possibly face delisting: (i) Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, or (ii) market makers and/or liquidity providers exit the business or significantly reduce their business activities and no other entities step forward to perform their functions. See “To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).”

Competing claims of intellectual property rights may adversely affect the Fund and an investment in the Shares.

Although the Sponsor does not anticipate that such claims will adversely impact the Fund, it is impossible to provide definite assurances that no such negative impact will occur. The Sponsor believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring an action in asserting their claims. To the extent any action is brought by a third party asserting such rights, the expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Fund.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Fund due to the valuation method employed on the date of NAV calculation.

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open financial instrument positions. Under normal circumstances, the NAV of the Fund reflects the value of the financial instruments held by the Fund, as of the time the NAV is being calculated. However, if any of the financial instruments held by the Fund could not be purchased or sold on a day when the Fund is accepting creation or redemption orders (due to the operation of daily limits or other rules of the exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, the Fund may attempt to calculate the fair value of such financial instruments.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or in other markets, if any, in which the Shares may be traded. Disruptions in such markets, such as limited liquidity or trading suspensions on an exchange, among others, may adversely affect investors’ investment in the Shares. See “To the extent that Authorized Participants exit the business or are unable to process creation and/or redemption orders, and no other Authorized Participant can step forward to create and redeem, Shares may trade at discount to NAV and possibly face trading halts and/or de-listing as well as the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment (Authorized Participant Concentration Risk).”

NYSE Arca may halt trading in the Shares of the Fund, which would adversely impact investors’ ability to sell Shares.

Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares of the Fund inadvisable. Additionally, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (i.e. Dow Jones Industrial Average) or in the price of the Fund’s Shares. Additionally, the ability to short sell the Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, the Fund may enact splits or reverse splits without shareholder approval and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Sponsor.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Trustee.

Under the Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”), the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Fund.

Although the Shares of the Fund are limited liability investments, certain circumstances such as bankruptcy of the Fund will increase a shareholder’s liability.

The Shares of the Fund are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of the Trust Agreement.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Fund is not subject to registration or regulation under the 1940 Act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies registered under 1940 Act. These protections include, but are not limited to, provisions in the 1940 Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances), require a board of directors that must include disinterested directors, limit leverage, impose a fiduciary duty on the fund’s manager with respect to the receipt of compensation for services, require shareholder approval for certain fundamental changes, limit sales loads, and require proper valuation of fund assets.

As an example and without limiting the generality of the foregoing, under Section 10 of the 1940 Act, registered investment companies cannot have a board of directors more than 60% of the members of which are persons who are interested persons (as defined in Section 2(a)(19) of the 1940 Act) of such registered company. In contrast, the Trust and the Fund do not have a board of directors. Rather, both the Trust and the Fund are managed by the Sponsor, which receives the Management Fee and should not be considered disinterested. Therefore, shareholders do not have the protection that would be afforded to a registered investment company by having at least 40% of its members of its board of directors being independent.

Additionally, under the 1940 Act and rules promulgated thereunder, various activities of a registered investment company require not only the approval of a majority of the entire board of directors, but such activities also require the approval a majority of the independent directors. These activities include, but are not limited to: approving contracts with the investment adviser and principal underwriter; approving the code of ethics of the registered investment company, the investment adviser, and the principal underwriter; approving the designation of the chief compliance officer; selecting the public accountant; and approving transactions with affiliates. In contrast, the Sponsor, who is not disinterested, is responsible for the Trust and the Fund’s activities, including, but not limited to: the Management Fee; agreements with Authorized Participants; approving its code of ethics; designating its chief compliance officer; and selecting the public accountant. Therefore, shareholders do not have the protection that would be afforded by having disinterested persons approving of the Trust and the Fund’s activities.

Further, the 1940 Act prohibits certain transactions between investment companies and their affiliated persons, including, but not limited to, investment advisers, subadvisers, persons who control the investment company, and persons under common control with the investment company. The 1940 Act’s restrictions are designed to prevent such persons from managing the investment company for their own benefit, rather than for the benefit of the investment company’s shareholders. For instance, subject to certain exceptions, the 1940 Act prohibits, among other things, (i) certain affiliates from borrowing money or other property from, or selling or buying securities or other property to or from the investment company, or any company that the investment company controls, (ii) an investment company from purchasing securities in a primary offering if certain affiliated persons of the investment company are members of the underwriting or selling syndicate, and (iii) an investment company from acquiring securities issued by, among others, its own investment adviser. As the Fund is not subject to registration or regulation under the 1940 Act, the protections mentioned in the immediately preceding sentence are not available to the Fund’s shareholders; however, (a) neither the Sponsor nor its affiliates will borrow money or other property from the Fund, or sell or buy securities or other property to or from the Fund, and (b) the Fund will not acquire any securities issued by the Sponsor or its affiliates.

Failure of the FCM(s) to segregate assets may increase losses in the Fund.

The CEA requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. There is a risk that assets deposited by the Sponsor on behalf of the Fund as margin with the FCM may, in certain circumstances, be used to satisfy losses of other clients of the FCM. If an FCM fails to segregate the funds received from the Sponsor, the assets of the Fund might not be fully protected in the event of the FCM’s bankruptcy. Furthermore, in the event of an FCM bankruptcy, Shares could be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Fund was held by the FCM. Each FCM may, from time to time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through its FCM as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

A court could potentially conclude that the assets and liabilities of the Fund are not segregated from those of another series of the Trust and may thereby potentially expose assets in the Fund to the liabilities of another series of the Trust.

The Fund and any future series of the Trust are a separate series of a Delaware statutory trust and not itself a separate legal entity. Section 3804(a) of the Delaware Statutory Trust Act (the “DSTA”) provides that if certain provision are in the formation and governing documents of a statutory trust organized in series, and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof, and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) of the DSTA or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records for the Fund, and will maintain separate and distinct records for any future series, and account for them separately, but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets of the Fund to the liabilities of a future series of the Trust.

There may be circumstances that could prevent or make it impractical for the Fund to operate in a manner consistent with its investment objective and principal investment strategy.

There may be circumstances outside the control of the Sponsor and/or the Fund that could prevent or make it impractical to reposition the Fund’s portfolio investments, to process purchase or redemption orders, or to otherwise operate in a manner consistent with its investment objective and principal investment strategies. Examples of such circumstances include without limitation: market disruptions; significant market volatility, particularly late in the trading date; natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), or any other participant in the trading or operations of the Fund; and similar extraordinary events.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Fund and its service providers are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include without limitation gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s third party service provider (including without limitation the administrator and transfer agent) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred to prevent any cyber incidents in the future. The Fund and its shareholders could be negatively impacted as a result. The Fund cannot control the cyber security plans and systems of its service providers, market makers, or Authorized Participants.

Shareholders’ tax liability will exceed cash distributions on the Shares.

Shareholders of the Fund are subject to U.S. federal income taxation and, in some cases, state, local or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. The Fund does not currently expect to make distributions with respect to capital gains or ordinary income. Accordingly, shareholders of the Fund will not receive cash distributions equal to their share of the Fund’s taxable income or the tax liability that results from such income. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

The U.S. Internal Revenue Services (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions used by the Fund.

U.S. federal income tax rules applicable to partnerships, which the Fund is anticipated to be treated as under the Internal Revenue Code of 1986, as amended (the “Code”), are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Fund applies certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to shareholders in a manner that reflects the shareholders’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations promulgated thereunder (the “Regulations”) and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1, which the Fund will distribute to shareholders, will contain information regarding income items and expense items of the Fund. If you have not received Schedule K-1s from other investments, you may find that preparing your tax return may require additional time, or it may be necessary for your to retain an accountant or other tax preparer, at an additional expense to you, to assist you in the preparation of your return.

Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future.

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates of 23.8% (U.S. federal income tax rate on long-term capital gains tax of 20% and net investment income tax of 3.8%). This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time.

Shareholders of the Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Fund, the Fund may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate. The Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in the Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

Changes in U.S. federal income tax law could affect an investment in the Shares.

Recently enacted legislation commonly known as the “Tax Cuts and Jobs Act” has made significant changes to U.S. federal income tax rules. As of the date of this registration statement, the long-term impact of the Tax Cuts and Jobs Act, including on the Shares, is unclear. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Cuts and Jobs Act prior to investing in the Shares.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES OF THE FUND; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Fund.

The U.S. derivatives markets and market participants have been subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the NFA and the exchanges on which the derivatives contracts are traded and/or cleared. As with any regulated activity, changes in regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in derivatives contracts are required to provide to secure their open positions, or in the limits on number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Fund to enter into certain transactions that could otherwise present lucrative opportunities. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy.

In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act has made and will continue to make sweeping changes to the way in which the U.S. financial system is supervised and regulated. The Dodd-Frank Act requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in OTC contracts.

While certain regulations have been promulgated and are already in effect, the full impact of the Dodd-Frank Act on the Fund remains uncertain. The legislation and the related regulations that have been and may be promulgated in the future may negatively impact a Fund’s ability to meet its investment objective either through limits on its investments or requirements imposed on it or any of its counterparties. In particular, new requirements, including capital requirements and mandatory clearing of OTC derivatives transactions, which may increase derivative counterparties’ costs and are expected to generally be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearinghouse account maintenance fees, may increase the cost of the Fund’s investments and the cost of doing business, which could adversely affect investors.

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by Dodd-Frank or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets.

Regulatory and exchange daily price limits and accountability levels may restrict the creation of Creation Units and the operation of the Trust.

Many U.S. futures exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Derivatives contract prices could move to a limit for several consecutive trading days with little or no trading thereby preventing prompt liquidation of or entry into derivative positions and potentially subjecting the Fund to substantial losses or periods in which the Fund does not create additional Creation Units.

In addition, the CFTC, U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in futures contracts traded on U.S. and certain non-U.S. exchanges.

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In December 2016, the CFTC adopted final regulations requiring that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be aggregated for position limit purposes. The CFTC has sought to amend its position limits rules for several years and on January 30, 2020 the CFTC re-proposed rules on position limits with respect to the 25 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts and futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures).

Although it is unclear how future position limit rules will apply to the Fund, the Sponsor and the Fund are subject to current position and accountability limits established by the CFTC and exchanges. Accordingly, the Sponsor and the Fund may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for the Fund or be restricted from trading in certain markets on behalf of the Fund to comply with those limits or any future limits established by the CFTC and the relevant exchanges. Modification of trades made by the Fund, if required, could adversely affect the Fund’s operations and profitability and significantly limit the Fund’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

In addition, the Sponsor may be required to liquidate certain open positions in order to ensure compliance with the speculative position limits at unfavorable prices, which may result in substantial losses for the Fund. There also can be no assurance that the Sponsor will liquidate positions held on behalf of all the Sponsor’s accounts, including any proprietary accounts, in a proportionate manner. In the event the Sponsor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses and the value of the Shares may be adversely affected.

Exchanges may establish accountability levels applicable to futures contracts instead of position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

A person is generally required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the person has 10% or greater ownership or control. However, CFTC and exchange rules provide certain exemptions from this requirement. For example, a person is not required to aggregate positions in multiple accounts that it owns or controls if that person is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption. Any failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Sponsor to aggregate positions in multiple accounts under its control, which could include the Fund and other commodity pools or accounts under the Sponsor’s control. In such a scenario, the Fund may not be able to obtain exposure to one or more financial instruments necessary to pursue their investment objectives, or they may be required to liquidate existing futures contract positions in order to comply with a limit. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

The Fund is currently subject to position limits and accountability levels and may be subject to new and more restrictive position limits in the future. If the Fund reached a position limit or accountability level or became subject to a daily limit, its ability to issue new Creation Units or reinvest income in additional commodity futures contracts may be limited to the extent these restrictions limit its ability to establish new futures positions, add to existing positions, or otherwise transact in futures. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements could adversely affect the Fund’s ability to pursue its investment objective.

The Trust or Sponsor may apply to the CFTC or to the relevant exchanges for relief from certain position limits. If the Trust or Sponsor is unable to obtain such relief, the Fund’s ability to issue new Creation Units, or the Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities cause the Trust to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on an exchange, and the net asset value of the Fund. Accordingly, the inability to create additional Creation Units or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV.

In the event that the Fund fails to comply with its obligations under a Futures Account Agreement (including, for example, failing to deliver the margin required by an FCM on a timely basis), the Futures Account Agreement typically will provide the FCM with broad discretion to take remedial action against the Fund, including, but not limited to, the right to terminate any or all futures contracts in the Fund’s account with that FCM, to sell the collateral posted as margin by the Fund, to close out any open positions of the Fund in whole or in part, and to cancel any or all pending transactions with the Fund (Futures Account Agreement).

The Fund will enter into a written agreement (each, a “Futures Account Agreement”) with one or more FCMs governing the terms of futures transactions of the Fund cleared by such FCM. Each FCM has its own agreement and other documentation used for establishing customer relationships. As such, the terms of the Futures Account Agreement and other documentation that the Fund has with a particular FCM may differ in material respects from that with another FCM.

Most Futures Account Agreements do not require the FCM to enter into new transactions or maintain existing transactions with the Fund. In general, each FCM is permitted to terminate its agreement with the Fund at any time in its sole discretion. In addition, an FCM generally will have the discretion to set margin requirements and/or position limits that would be in addition to any margin requirements and/or position limits required by applicable law or set by the clearinghouse that clears the futures contracts in which the Fund transacts. As a result, the Fund’s ability to engage in futures transactions or maintain open positions in such contracts will be dependent on the willingness of its FCMs to continue to accept or maintain such transactions on terms that are economically appropriate for the Fund’s investment strategy.

When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. The Fund with open positions is subject to maintenance or variance margin on its open positions. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell VIX Futures Contracts at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

Margin posted by the Fund to an FCM typically will be held by relevant exchange’s clearinghouse (in the case of clearinghouse-required margin) or the FCM (in the case of “house” margin requirements of the FCM). In the event that market movements favorable to the Fund result in the Fund having posted more margin than is required, the Fund typically would have the right to a return of margin from the FCM. However, the timing of such return may be uncertain. As a result, it is possible that the Fund may face liquidity constraints including potential delays in its ability to pay redemption proceeds, where margin is not immediately returned by an FCM.

In the event that the Fund fails to comply with its obligations under a Futures Account Agreement (including, for example, failing to deliver the margin required by an FCM on a timely basis), the Futures Account Agreement typically will provide the FCM with broad discretion to take remedial action against the Fund. Among other things, the FCM typically will have the right, upon the occurrence of such a failure by the Fund, to terminate any or all futures contracts in the Fund’s account with that FCM, to sell the collateral posted as margin by the Fund, to close out any open positions of the Fund in whole or in part, and to cancel any or all pending transactions with the Fund. Futures Account Agreements typically provide that the Fund will remain liable for paying to the relevant FCM, on demand, the amount of any deficiency in the Fund’s account with that FCM.

The Futures Account Agreement between the Fund and an FCM generally will require the Fund to indemnify and hold harmless the FCM, its directors, officers, employees, agents and affiliates (collectively, “indemnified persons”) from and against all claims, damages, losses and costs (including reasonable attorneys’ fees) incurred by the indemnified persons, in connection with: (i) any failure by the Fund to perform its obligations under the Futures Account Agreement and the FCM’s exercise of its rights and remedies thereunder, (ii) any failure by the Fund to comply with applicable law, (iii) any action reasonably taken by the indemnified persons pursuant to the Futures Account Agreement to comply with applicable law, and (iv) any actions taken by the FCM in reliance on instructions, notices and other communications that the FCM and its relevant personnel, as applicable, reasonably believe to originate from a person authorized to act on behalf of the Fund.

To the extent that the Fund trades in futures contracts on U.S. exchanges, the assets deposited by the Fund with the FCM(s) (or another eligible financial institution, as applicable) as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments—principally U.S. government obligations to margin futures and forward contract positions.

The Fund will use Wedbush Futures, a division of Wedbush Securities Inc. (“Wedbush”), as an FCM. The FCMs used by the Fund may change from time to time. The above discussion relating to Wedbush also would apply to other firms that serve as an FCM to the Fund in the future. Wedbush in its capacity as a registered FCM, serves as a clearing broker to the Trust and the Fund and as such arranges for the execution and clearing of the Fund’s futures transactions. Wedbush acts as clearing broker for many other funds and individuals. A variety of executing brokers may execute futures transactions on behalf of the Fund. The executing brokers will give-up all such transactions to Wedbush. Wedbush is registered as an FCM with the CFTC and is a member of the NFA. Wedbush is a clearing member of CBOT, CME, and NYMEX. Wedbush is not affiliated with nor acts as a supervisor of the Trust, the Fund, the Sponsor, the Trustee, the Transfer Agent, the Administrator, and the Custodian. Wedbush is not acting as an underwriter or sponsor of the offering of the Shares nor has it passed upon the merits of participating in this offering. Wedbush has not passed upon the adequacy of this Prospectus or on the accuracy of the information contained herein. Wedbush does not provide any commodity trading advice regarding the Fund’s trading activities. Investors should not rely upon Wedbush in deciding whether to invest in the Fund or retain their interests in the Fund. Prospective investors should also note that the Sponsor may select additional clearing brokers or replace Wedbush as the Fund’s clearing broker.

If trading is not possible or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin (Futures Contracts).

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. The Fund generally deposits cash and/or securities with an FCM for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearing house to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Fund to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

Certain futures contracts, including VIX Futures Contracts, settle in cash. The cash settlement amount reflects the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amounts of variation margin, which are the amounts of cash that the Fund agrees to pay to or receive from FCMs equal to the daily fluctuation in the value of a futures contract. With futures contracts, there is minimal but some counterparty risk to the Fund since futures contracts are exchange traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, effectively guarantees futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Fund to substantial losses. If trading is not possible or if the Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin.

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles (Money Market Instruments).

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles. Money market instruments may include U.S. government securities, securities issued by governments of other developed countries and repurchase agreements. Money market instruments can be subject to credit risk, inflation risk, liquidity risk, price risk and interest rate risk.

The guarantee of a clearing house (associated with a futures exchange) of performance on open positions does not run to customers and, as a result, if a member firm goes bankrupt, customers could lose money (U.S. Futures Exchanges).

Futures exchanges provide centralized market facilities for trading futures contracts and options (but no forward contracts) in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Members of, and trades executed on, a particular exchange are subject to the rules of that exchange. Each futures exchange in the United States has an associated “clearing house.” Clearing houses provide services designed to transfer credit risk and ensure the integrity of trades. Once trades between members of an exchange have been confirmed or cleared, the clearing house becomes substituted for each buyer and each seller of contracts traded on the exchange and, in effect, becomes the other party to each trader’s open position in the market. Thereafter, each party to a trade looks only to the clearing house for performance. The clearing house generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute. This fund acts as an emergency buffer which is intended to enable the clearing house to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, clearing houses require margin deposits and continuously mark positions to market to provide some assurance that their members will be able to fulfill their contractual obligations. Thus, members effecting futures transactions on an organized exchange do not bear the risk of the insolvency of the party on the opposite side of the trade; their credit risk is limited to the respective solvencies of their commodity broker and the clearing house. The clearing house “guarantee” of performance on open positions does not run to customers. If a member firm goes bankrupt, customers could lose money.

The Fund’s investments in VIX Futures Contracts will be subject to regulation under the CEA and traded pursuant to CFTC and applicable exchange regulations which may authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements (Regulations).

Futures exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges.

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. If the Sponsor were unable to provide services and/or advice to the Fund, the Fund would be unable to pursue its investment objective unless and until the Sponsor’s ability to provide services and advice to the Fund was reinstated or a replacement for the Sponsor as a commodity pool operator could be found. Such an event could result in termination of the Fund.

The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and record opens to inspection by the staff of the CFTC. See “Risk Factors—Failure of the FCM(s) to segregate assets may increase losses in the Fund.”

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator), an FCM, as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Fund itself is not required to become a member of the NFA). As an NFA member, the Sponsor will be subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements.

The Fund’s investments in VIX Futures Contracts will be subject to regulation under the CEA and traded pursuant to CFTC and applicable exchange regulations.

Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit (Daily Limits).

Most U.S. futures exchanges limit the amount of fluctuation in some futures contract or options on futures contract prices during a single day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or more commonly “daily limit.” Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker and if the margin call is not met within a reasonable time, the broker may close out the trader’s position (Margin).

“Initial” or “original” margin is the minimum dollar amount that a counterparty to a cleared derivatives contract must deposit with its commodity broker to establish an open position. “Maintenance” or “variance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before they must deliver additional margin so as to maintain open positions. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contracts they purchase or sell.

The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. Futures contracts are customarily bought and sold on margins that represent a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments.

Brokerage firms may require higher amounts of margin than exchange minimums. These requirements may change without warning.

Margin requirements are computed each day by a commodity broker and the relevant exchange. At the close of each trading day, each open futures contract is marked-to-market, that is, the gain or loss on the position is calculated from the prior day’s close. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position.

The Fund as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing COVID-19 pandemic

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic (including any variants or issues relating to public acceptance of available vaccines) or a similar public health threat could adversely impact the Fund by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally which could adversely affect the price of the Fund. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs and resulting in a sustained premium or discount in the shares of the Fund. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Fund, affect liquidity in the markets as well as the correlation between the price of the shares of the Fund and the net asset value of the Fund, any of which could adversely and materially affect the value of an investment in the Fund. The outbreak could impair information technology and other operational systems upon which the Fund’s service providers rely and could otherwise disrupt the ability of the employees of such service providers to perform essential tasks on behalf of the Fund.

The Fund failed to timely file certain periodic reports with the SEC which poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

Prior to commencing operations, the Fund failed to file an annual report on Form 10-K for the year ended December 31, 2021 and quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act. We expect to file a Comprehensive Form 10-K as part of our effort to become current in our filing obligations under the Exchange Act. Our failure to file those and possibly future periodic reports could subject us to enforcement action by the SEC, which could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our own account or the accounts of our security holders.

The failure of the Fund to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

Because we have not complied with our reporting requirements under the Exchange Act, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we would be beneficial to our business. Filing a Comprehensive Form 10-K in the future will not make us current in our Exchange Act reporting obligations. Consequently, we will be ineligible to use shorter and less costly registration statement forms, such as Form S-3, to register our securities for sale until one year from the date we regain and maintain our status as a current filer. There can be no assurance that we will regain and maintain current filer status with the SEC.

If we fail to remain current in our reporting requirements, our stock could be delisted/removed from trading on Nasdaq/the NYSE/the OTC Markets, which would have a material adverse effect on us, the price of our shares, and our stockholders.

If we fail to become current in our reporting obligations under the Exchange Act following the filing of the Comprehensive Form 10-K, our stock could be delisted/removed from trading on the NYSE Arca. A delisting/removal from trading would have a material adverse effect on the market for our stock and the ability of stockholders to sell their shares in the public market, which could adversely affect the market price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.
32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101.INS	Inline XBRL Instance Document is filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema is filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase is filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase is filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase is filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase is filed herewith.
104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	May 19, 2022

By:	/s/ Xinya Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	May 19, 2022