Form 10-K
period 2021-12-31
Dynamic Shares Trust
filed 2022-06-13
CIK 1771951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated files, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the Fund's shares held by non-affiliates as of June 30, 2021 was $0.

As of June 3, 2022, the registrant had 150,005 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), a series of Dynamic Shares Trust (the “Trust”), is filing this comprehensive annual report on Form 10-K for the period ended December 31, 2021, (the “Comprehensive Annual Report) as part of its effort to become current in its filing obligations under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Annual Report is the first periodic filing by the Trust with the Securities and Exchange Commission (the “SEC”) since the filing of the Fund’s quarterly report on Form 10-Q for the quarter ended March 31, 2022.  As set forth more fully below, included in this Comprehensive Annual Report are audited financial statements for the Fund for the fiscal year ended December 31, 2021, which have not been previously filed with the SEC.  Because of the delay in filing the 2021 Annual Report, the Fund did not timely file Quarterly Reports on Form 10-Q for the second and third quarter of the 2021 fiscal year.

In order to provide stockholders a composite presentation of information, this filing includes more information than would routinely be included in an Annual Report on Form 10-K. This Form 10-K includes:

●	Audited statement of financial position as of December 31, 2021 and audited statement of operations, and statement of changes in stockholders’ equity for the period ended December 31, 2021.
●	Management’s Discussion and Analysis for the period ended December 31, 2021.[1]
●	Management’s Discussion and Analysis for the fiscal quarters ended June 30, 2021, and September 30, 2021.
●	Unaudited financial information for the fiscal quarters ended June 30, 2021, and September 30, 2021.

The Trust believes that presenting all of the information for the periods indicated above in this Form 10-K will allow investors and others to review all pertinent data in a single presentation. The Fund has not filed and does not intend to file Quarterly Reports on Form 10-Q for any 2021 fiscal quarters.

1 The registration statement of the Trust on Form S-1 was declared effective on April 28, 2021 (the “Effective Date”). Prior to the Effective Date, the Fund had not commenced operations. As a result, comparisons to periods prior to the Effective Date are not included in this Comprehensive Annual Report.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Comprehensive Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Comprehensive Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under the section entitled “Risk Factors”.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Comprehensive Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Comprehensive Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Comprehensive Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business

Summary

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

The Trust had no operations prior to January 12, 2022, other than matters relating to its organization, the registration of the Fund under the Securities Act of 1933, as amended, and the sale and issuance to Dynamic Shares, LLC, a Delaware limited liability company (the “Sponsor”) of five Shares at an aggregate purchase price of $100 in the Fund.

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

The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Fund is a commodity pool, as defined under the Commodity Exchange Act (the “CEA”), and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

The Algorithm

In seeking to achieve the Fund’s investment objectives, the Sponsor uses a proprietary algorithm, which learns from VIX Futures Contracts historical prices and contango trend, to optimize VIX Futures Contracts trading risks and returns. The algorithm starts with a relatively low notional exposure (-0.05 to -0.15) and recalibrates its notional exposure upon the change of price and contango of VIX Futures Contracts. The Sponsor expects the algorithm to slightly increase the Fund’s notional exposure when the price of VIX Futures Contracts go up to a level not beyond -0.5, and, when the price of VIX Futures Contracts goes down, the Sponsor expects the algorithm to decrease the Fund’s notional exposure to lower levels to prepare for potential upcoming spikes in the price of VIX Futures Contracts. In the event that the Fund’s notional exposure has already reached -0.5 and the price of VIX Futures Contracts increases, the Fund expects to maintain its notional exposure at -0.5 at the close of each trading day. Conversely, if the price of VIX Futures Contracts decreases when the Fund’s notional exposure is below -0.05 and the stress mode is not activated, then the Fund expects to maintain its notional exposure at -0.05 when calibrating its notional exposure. When the stress mode is activated and the expected notional exposure level is below -0.05, then the Fund expects to maintain its notional exposure at 0 when calibrating its notional exposure. The Sponsor will not materially modify the algorithm described in this Registration Statement after this Registration Statement is declared effective by the Securities and Exchange Commission. Therefore, if the algorithm is unsuccessful, the Fund will likely fail to grow or maintain an economically viable size, in which case it could ultimately liquidate.

Unlike a traditional short VIX short-term futures ETF, which may maintain a fixed notional exposure every day regardless of the movement in prices of VIX Futures Contracts over time, the Fund changes its notional exposure based on the algorithm, which tries to predict periods during which movements in prices of VIX Futures Contracts will be either favorable or adverse to the Fund based on historical trends, as described in further detail in the paragraphs below. If the algorithm is successful, then the Sponsor expects a shareholder would experience superior performance relative to a shareholder in a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5 because the algorithm would better manage risk by causing the Fund to maintain lower notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to incur losses and maintain similar notional exposure to VIX Futures Contracts during periods where such exposure would cause the Fund to make profits. Despite the preceding sentence, due to the Fund’s gradual increase of its notional exposure when the price of VIX Futures Contracts go up, as described in the paragraph above, there will be periods during which a traditional short VIX short-term futures ETF that maintains a fixed notional exposure of -0.5 would experience higher returns than the Fund as a consequence of the Fund’s lower notional exposure.

Information about Financial Instruments and Commodities Markets

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

Regulations

Derivatives exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of derivatives exchanges and trading on those exchanges. Following the adoption of the Dodd-Frank Act, the CFTC also has authority to regulate OTC derivative markets, including certain OTC foreign exchange markets. The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Fund. If the Sponsor were unable to provide services and/or advice to the Fund, the Fund would be unable to pursue its investment objectives unless and until the Sponsor’s ability to provide services and advice to the Fund was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Fund.

The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Failure of the FCMs to segregate assets may increase losses in the Funds.” in this Comprehensive Annual Report on Form 10-K.

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

Pursuant to authority in the CEA, the National Futures Association (the “NFA”) has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, swap dealers, commodity trading advisors, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Fund is not required to become a member of the NFA).

As an NFA member, the Sponsor is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements. See also “Item 1A. Risk Factors. Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Fund” and “Item 1A. Risk Factors. Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust” in this Comprehensive Annual Report on Form 10-K.

Description of the VIX Futures Indexes

The Funds seeks to offer exposure to forward equity market volatility by obtaining exposure to the VIX Futures Index, which is based on publicly traded VIX futures contracts. The VIX Futures Index is intended to reflect the returns that are potentially available through an unleveraged investment in the VIX futures contracts comprising the VIX Futures Index. The VIX, which is not the index underlying the Fund, is calculated based on the prices of put and call options on the S&P 500. The Fund can be expected to perform very differently from the VIX.

The Short-Term VIX Index employs rules for selecting VIX futures contracts comprising the Short-Term VIX Index and a formula to calculate a level for that index from the prices of these VIX futures contracts. Specifically, the VIX futures contracts comprising the Short-Term VIX Index represent the prices of two near-term VIX futures contracts, replicating a position that rolls the nearest month VIX futures to the next month VIX futures on a daily basis in equal fractional amounts. This results in a constant weighted average maturity of one-month. The roll period begins on the Tuesday prior to the monthly Cboe VIX futures settlement and runs through the Tuesday prior to the subsequent month’s Cboe VIX futures settlement date.

The level of the VIX Futures Index will be published by Bloomberg L.P. in real time and at the close of trading on each VIX Futures Index business day under the following ticker symbol:

Index	Bloomberg Ticker Symbol
S&P 500 VIX Short-Term Futures Index	SPVXSP

The performance of the VIX Futures Index is influenced by the S&P 500 (and options thereon) and the VIX. A description of VIX futures contracts, the VIX and the S&P 500 follows:

VIX Futures Contracts

The VIX Futures Index is comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the Cboe in 2004. VIX futures contracts have expirations ranging from the front month consecutively out to the tenth month. VIX futures contracts allow investors the ability to invest based on their view of forward implied market volatility. Investors that believe the forward implied market volatility of the S&P 500, as represented by VIX futures contracts, will increase may buy VIX futures contracts. Conversely, investors that believe that the forward implied market volatility of the S&P 500, as represented by VIX futures contracts, will decline may sell VIX futures contracts. VIX futures contracts are reported by Bloomberg under the ticker symbol “VX.”

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 31, 2021, the VIX was $25.42 and the price of the January 2022 VIX futures contracts expiring on January 16, 2022 was $24.18. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from December 31, 2021 to January 16, 2022) of the S&P 500 and the March VIX futures contracts represented forward implied volatility (the volatility expected for the period from January 16, 2022 to February 13, 2022 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

The VIX

The Funds is not linked to the VIX and can be expected to perform very differently from the VIX. The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the Cboe and is calculated, maintained and published by the Cboe. The Cboe has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg under the ticker symbol “VIX.”

The calculation of the VIX involves a formula that uses the prices of a weighted series of out-of-the-money put and call options on the level of the S&P 500 (“SPX Options”) with two adjacent expiry terms to derive a constant 30-day forward measure of market volatility.

The VIX is calculated independent of any particular option pricing model and in doing so seeks to eliminate any biases which may otherwise be included in using options pricing methodology based on certain assumptions. Although the VIX measures the 30-day forward volatility of the S&P 500 as implied by the SPX Options, 30-day options are only available once a month. To arrive at the VIX level, a broad range of out-of-the-money SPX Options expiring on the two closest nearby months (“near term options” and “next term options,” respectively) are selected in order to bracket a 30-day calendar period. SPX Options having a maturity of less than eight days are excluded at the outset and, when the near-term options have eight days or less left to expiration, the VIX rolls to the second and third contract months in order to minimize pricing anomalies that occur close to expiration. The model-free implied volatility using prices of the near-term options and next term options are then calculated on a strike price weighted average basis in order to arrive at a single average implied volatility value for each month. The results of each of the two months are then interpolated to arrive at a single value with a constant maturity of 30 days to expiration.

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2021, the S&P 500 included companies with capitalizations between $3.9 billion and $2.9 trillion. The average capitalization of the companies comprising the Index was approximately $83.9 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

THE FUND IS NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE FUNDS OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE FUND SPECIFICALLY OR THE ABILITY OF THE INDEXES TO TRACK MARKET PERFORMANCE AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESSFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE VIX FUTURES INDEX WHICH IS DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR OR THE FUND. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR OR THE OWNERS OF THE FUND INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE VIX FUTURES INDEX. S&P AND CBOE ARE NOT ADVISORS TO THE FUND AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE FUND OR THE TIMING OF THE ISSUANCE OR SALE OF THE FUND OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE FUND.

S&P DOW JONES INDICES AND CBOE MAKES NO EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE AS TO RESULTS TO BE OBTAINED BY THE TRUST, ON BEHALF OF THE FUND, AND THE SPONSOR, OWNERS OF THE FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE S&P 500 VIX SHORT-TERM FUTURES ER MCAP INDEX OR WITH RESPECT TO ANY DATA RELATED THERETO. IN NO EVENT WHATSOEVER SHALL S&P DOW JONES INDICES OR CBOE, BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES

INCLUDING BUT NOT LIMITED TO, LOSS OF PROFITS, TRADING LOSSES, LOST TIME OR GOODWILL, EVEN IF THEY HAVE BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES, WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE. THERE ARE NO THIRD-PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN S&P DOW JONES INDICES AND THE TRUST, ON BEHALF OF THE FUND, OR THE SPONSOR, OTHER THAN THE LICENSORS OF S&P DOW JONES INDICES.

CREATION AND REDEMPTION OF SHARES

The Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash (unless as provided otherwise in the prospectus) with the Custodian of the Fund.

From time to time the Sponsor, in its sole discretion, may impose limits on the number of Creation Units that may be created each day by each Authorized Participant, or on the total number of Creation Units that may be created by all Authorized Participants on such day, or may suspend the purchase and/or redemption of Creation Units altogether. For example, the Sponsor may impose such limits or suspension if it believes doing so would help the Fund manage its portfolio, such as by allowing the Fund to comply with counterparty or position limits, or to manage or otherwise comply with Share registration requirements, or in response to significant and/or rapid increases in the size of the Fund as a result of an increase in creation activity.

If permitted by the Sponsor in its sole discretion with respect to the Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for a related position (“EFCRP”) or block trade with the Fund whereby the Authorized Participant would also transfer to the Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to affect an order to redeem Creation Units.

An EFCRP is a technique permitted by the rules of the applicable futures exchange that, as utilized by the Fund in the Sponsor’s discretion, would allow the Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An EFCRP by itself will not change either party’s net risk position materially. Because the futures position that the Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, EFCRPs can generally be viewed as transactions beneficial to the Fund. A block trade is a technique that permits the Funds to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

The form of Authorized Participant Agreement and the related Authorized Participant Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to Capital Investment Group (“CIG”) or The Nottingham Company, in its capacity as the Administrator, without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement and the related procedures attached thereto may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from the Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to affect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act of 1933, as amended (the “1933 Act”).

Each Authorized Participant must be registered as a broker-dealer under the 1934 Act and regulated by Financial Industry Regulatory Authority (“FINRA”), or exempt from being, or otherwise not required to be, so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant must have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units. In addition, Authorized Participants may sell the Shares included in the Creation Units they purchase from the Fund to other investors in the secondary market.

Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

Pursuant to the Authorized Participant Agreement, the Sponsor agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Amended and Restated Trust Agreement of the Trust, as may be further amended from time to time (the “Trust Agreement”) and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are incorporated by reference into this Comprehensive Annual Report on Form 10-K.

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” for the Fund means any day on which the NAV of the Fund is determined. Purchase orders must be placed by the cut-off time shown below or earlier if the Fund’s primary listing exchange, or other exchange material to the valuation or operation of the Fund (an “Exchange” as defined below) closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which CIG receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the Fund on the purchase order date plus the applicable transaction fee. Authorized Participants have create/redeem cut-off times prior to the NAV calculation time, which may be different from the close of the U.S. markets, as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff*	NAV Calculation Time
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time	4:00 p.m. (Eastern Time)

*

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2021.

*

Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 7 of the Notes to Financial Statements of this Form 10-K for more information.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first Business Day following the purchase order date (T+1), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the second Business Day following the purchase order date (T+2). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to the Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to the Fund’s account at its FCM. If the cash is not received by the market close on the second Business Day following the purchase order date (T+2); such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

Suspension or Rejection of Purchase Orders

the Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, Cboe, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds (each, an “Exchange”) is closed or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor also may reject a purchase order if:

●	it determines that the purchase order is not in proper form;
●	the Sponsor believes that the purchase order would have adverse tax consequences to the Fund or its shareholders;
●	the order would be illegal; or
●	circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Creation Units.

None of the Sponsor, the Administrator, the Transfer Agent, the Distributor or the Custodian will be liable for the suspension or rejection of any purchase order.

Redemption Procedures

The procedures by which an Authorized Participant may redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off time, or earlier if the Exchange, or other exchange material to the valuation or operation of such Fund, closes before the cut-off time, the day on which SEI receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund not later than noon (Eastern Time), on the first Business Day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for the Fund to receive the Creation Units required for settlement up to the second Business Day following the redemption order date (T+2). In its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement.

Upon request of an Authorized Participant made at the time of a redemption order, the Sponsor at its sole discretion may determine, in addition to delivering redemption proceeds, to transfer futures contracts to the Authorized Participant pursuant to an EFCRP or to a block trade sale of futures contracts to the Authorized Participant.

Determination of Redemption Proceeds

The redemption proceeds from the Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to the Fund, an EFCRP or block trade with the Fund, as described in “Creation and Redemption of Shares” above. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of the Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable EFCRP or block trade.

Delivery of Redemption Proceeds

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon (Eastern Time), on the second Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, the Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine, and; (2) the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by noon (Eastern Time), on the second Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time-to-time.

In the event that the Authorized Participant shall have requested, and the Sponsor shall have determined to permit the Authorized Participant to receive futures contracts pursuant to an EFCRP, as well as the cash redemption proceeds, in the redemption process, futures contracts required for settlement shall be transferred directly from the Fund’s account at its FCM to the account of the Authorized Participant at its FCM.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which any Exchange, or other exchange material to the valuation or operation of the Fund, is closed or when trading is suspended or restricted on such Exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfillment of the order might be unlawful.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

NAV

The NAV of the Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. The NAV per Share of the Fund is computed by dividing the value of the net assets of the Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. The Fund’s NAV is calculated on each day other than a day when the Exchange is closed for regular trading. The Fund computes its NAV at 4 p.m. (Eastern Time), or an earlier time as set forth on www.dynamicsharesetf.com if necessitated by the Exchange or other exchange material to the valuation or operation of the Fund closing early. The Fund’s NAV is calculated only once each trading day.

In calculating the NAV of the Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments, is determined by applying the then-current disseminated value for the corresponding benchmark to the terms of the Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying reference asset is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the Fund’s non-exchange traded Financial Instruments for purposes of the NAV calculation. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

Futures contracts traded on a U.S. exchange are calculated at their then-current market value, which is based upon the settlement price, for that particular futures contract traded on the applicable U.S. exchange on the date with respect to which the NAV is being determined. If a futures contract traded on a U.S. exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day.

In addition, the Sponsor may, in its sole discretion, choose to fair value a Fund’s Financial Instruments for purposes of the NAV calculation for (1) any period for which, in the Sponsor’s sole discretion, market quotations or settlement prices do not accurately reflect the fair value of a Financial Instrument, (2) any period during which the Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Fund, is closed, or when trading is restricted or suspended, or (3) such other period as the Sponsor determines, in its sole discretion, to be necessary for the protection of the Shareholders of the Fund.

Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

The Fund may use a variety of money market instruments to invest excess cash. Money Market instruments used in this capacity are valued at amortized cost which approximates fair value for daily NAV purposes.

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of the Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds throughout the trading day. The IOPV is generally calculated using the prior day’s closing net assets of the Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by the Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares. Neither the Fund nor the Sponsor is liable for any errors in the calculation of the IOPV or any failure to disseminate IOPV.

The Fund’s primary listing exchange disseminates the IOPV. In addition, the IOPV is published on the Fund’s primary listing exchange’s website and is available through on- line information services such as Bloomberg Finance L.P. and/or Reuters.

Fees and Expenses

Offering Expenses

Offering costs will be amortized by the Fund over a twelve-month period on a straight-line basis beginning on the date that the fund commences operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor.

Offering expenses mean those expenses incurred in connection with the qualification and registration of the Shares of each Fund and in offering, distributing and processing the Shares of each Fund under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of each offering of the Shares of such Fund, including, but not limited to, expenses such as:

●	initial SEC registration fees and SEC and FINRA filing fees;
●	costs of preparing, printing (including typesetting), amending, supplementing, mailing and distributing the Trust’s Registration Statements, the exhibits thereto and the related prospectuses;
●	the costs of qualifying, printing (including typesetting), amending, supplementing and mailing sales materials used in connection with the offering and issuance of the Shares; and
●	accounting, auditing and legal fees (including disbursements related thereto) incurred in connection therewith.

Management Fee

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

Routine Operational, Administrative and Other Ordinary Expenses

From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Sponsor, and Transfer Agent, , accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

Non-Recurring Fees and Expenses

The Fund pays all its non-recurring and unusual expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Brokerage Commissions and Fees

The Fund pays all its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments, except as provided in the following sentence. The Sponsor will pay for any brokerage commissions on VIX Futures Contracts that exceed 0.6% of the Fund’s average net assets annually. The Sponsor believes it is unlikely that any brokerage commissions on VIX Futures Contracts will exceed 0.6% of the Fund’s average net assets annually and does not expect that it will be responsible for any brokerage commissions on VIX Futures Contracts in normal market conditions.

Other Transaction Costs

The Fund bears other transaction costs including financing costs/fees associated with the use of financial instruments and costs relating to the purchase of U.S. Treasury securities or similar high credit quality, short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and collateralized repurchase agreements).

Employees

The Trust has no employees.

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

Investors who purchase Shares in the secondary market and pay a premium purchase price over the Fund’s IOPV could incur significant losses in the event that such investor sells such Shares at a time when such premium is no longer present in the marketplace. See the section herein titled “Indicative Optimized Portfolio Value (“IOPV”)” on page 16 for additional information about the IOPV.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a.	As of December 31, 2021, the Fund had not commenced operations. Shares of the Fund began trading on January 13, 2022 on the NYSE Arca under the ticker symbol WEIX.

The Trust had no operations prior to January 12, 2022, other than matters relating to its organization, the registration of the Fund under the 1933 Act and the sale and issuance to the Sponsor of five Shares at an aggregate purchase price of $100 in the Fund.

b.	The Fund made no distributions to Shareholders during the fiscal year ended December 31, 2021. The Fund has no obligation to make periodic distributions to Shareholders.

			Sale Price of		Sale Price of
		Shares Sold for	Shares Sold for	Shares Sold For	Shares Sold
	Amount	the Three	the Three	the	For the Year
	Registered as of	Months Ended	Months Ended	Year Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Title of Securities Registered	2021	2021	2021	2021	2021
Common Units of Beneficial Interest	5	—	—	—	$100

c.	From October 1, 2021 through December 31, 2021, no Shares were redeemed by the Fund as the Fund had not commenced operations during such period.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K.

The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Fund’s control. The Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the legal and regulatory regimes applicable to the Sponsor, the Fund, and the Fund’s service providers, and in the broader economy may cause the Fund’s actual results to differ materially from those expressed in forward-looking statements.

Introduction

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

As of December 31, 2021, the Fund had not yet commenced operations and did not earn any interest income during such period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 13, 2022, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Results of Operations for the Year Ended December 31, 2021

Fund Performance

The Fund had not commenced operations as of December 31, 2021 and did not calculate a NAV during such period.

Net Income/Loss

The Fund had not commenced operations as of December 31, 2021 and did not record any income/loss during such period.

Results of Operations for the Six Months Ended June 30, 2021

Fund Performance

The Fund had not commenced operations in any period during the year ended December 31, 2021 and did not calculate a NAV during such period.

Net Income/Loss

The Fund had not commenced operations in any period during the year ended December 31, 2021 and did not record any income/loss during such period.

Results of Operations for the Nine Months Ended September 30, 2021

Fund Performance

The Fund had not commenced operations in any period during the year ended December 31, 2021 and did not calculate a NAV during such period.

Net Income/Loss

The Fund had not commenced operations in any period during the year ended December 31, 2021 and did not record any income/loss during such period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity, Equity Market Volatility Sensitivity, and Commodity Price Sensitivity

The Fund is exposed to equity market volatility risk through its holdings of VIX futures contracts. As of December 31, 2021, the Fund held no positions in VIX futures contracts or any other investment. Similarly, the Fund held no such positions at any time during the year-ended December 31, 2021.

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

The Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period. A “single day” is measured from the time the Fund calculates its net asset value to the time of the Fund’s next net asset value calculation. As a consequence, the return for investors that invest for a period different than a trading day will not be the product of the return of the Fund’s stated daily inverse investment objective. Particularly, during periods of high volatility, the Fund may not perform as expected, and the Fund may have losses when an investor may have expected gains if the Fund is held for a period that is different than one trading day.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the period April 28, 2021 (the Fund’s effective date) through June 30, 2021, the quarter ended September 30, 2021, the period April 28, 2021 through September 30, 2021 and the period ended December 31, 2021.

For the period ended December 31, 2021, the Fund had not commenced operations.  Accordingly, the Fund had no operations to report with regard to the period April 28, 2021 through June 30, 2021, the quarter ended September 30, 2021, the period April 28, 2021 through September 30, 2021 and the period ended December 31, 2021. Since the Fund had not commenced operation, there is no activity that would require a Statements of Cash Flows.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s “disclosure controls and procedures”. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the management of the issuer, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the periods covered by this Form 10-K, we concluded that, as of such dates, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Fund’s internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the periods covered by this Form 10-K were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Trust’s and the Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2021. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was ineffective due to the material weakness in our internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this Form 10-K and the financial statements and related disclosures herein, management identified the following material weaknesses.

Beginning with the period ended June 30, 2021, but prior to the Fund commencing operations on January 12, 2022, the Trust failed to file its financial statements as of and for the period ended December 31, 2021, and as of and for the period ended June 30, 2021 and quarter ended September 30, 2021. As such, the Trust did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

Remediation Plan

As a result of the filing of this Annual Report on Form 10-K, the Trust will have filed the delinquent financial statements with the SEC. The Trust believes that adequate controls have been implemented to prevent a recurrence of this circumstance.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarters-ended June 30, 2021 through December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Annual Report on Form 10-K, apply both to the Trust taken as a whole and the Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and the Fund.

Item 9B, Other Information.

Not Applicable

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Dynamic Shares LLC, is the Sponsor of the Trust and the Fund and has exclusive management and control of all aspects of the business of the Fund. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor.

As of December 31, 2021, the Sponsor serves as the commodity pool operator of the Trust.

Specifically, with respect to the Trust, the Sponsor:

●	selects the Fund’s service providers;
●	negotiates various agreements and fees;
●	performs such other services as the Sponsor believes that the Trust may require from time to time;
●	selects the FCM and Financial Instrument counterparties;
●	manages the Fund’s portfolio of other assets, including cash equivalents; and
●	manages the Fund with a view toward achieving the Fund’s investment objectives.

Background and Principals

As of December 31, 2021, the Sponsor served as both commodity pool operator of the Trust and the Fund. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor will also be subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 401 W Superior St, Suite 300, Chicago, IL 60654 and its telephone number is (312) 216-2890. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Fund.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Weixuan Zhang	Chief Executive Officer of the Trust, Member of the Sponsor, and Trading Principal
Xinyu Jiang	Chief Financial Officer of the Trust and Manager of the Sponsor

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor.

Weixuan Zhang. Mr. Weixuan Zhang is the Founder of the Trust and has served as Chief Executive Officer of the Trust since March 21, 2019. Mr. Zhang’s responsibilities include day-to-day portfolio management of the Fund and oversight of all aspects of the Trust. Mr. Zhang is the sole trading principal of the Fund. In addition, Mr. Zhang has served as a member of the Sponsor since June 4, 2018. Mr. Zhang was approved by the NFA as a principal of the Sponsor on September 5, 2019 and registered as an associated person of the

Sponsor on September 5, 2019. From July 1, 2017 through October 15, 2018, Mr. Zhang served as an intern at Arb Trading Group (Prop Trading firm), where his duties included conducting research, identifying and calculating pricing inefficiencies, refining algorithms, and building high performance algorithm systems. From May 22, 2017 to June 30, 2017, Mr. Zhang was traveling and was not employed. From June 15, 2016 through May 21, 2017, Mr. Zhang was a graduate student at the University of Notre Dame graduating with a Master of Science in Management. From August 23, 2012 through May 15, 2016, Mr. Zhang was a student at Emory University graduating with a major in Philosophy.

Xinyu Jiang. Ms. Xinyu Jiang has served as the Chief Financial Officer of the Trust since March 21, 2019. Ms. Jiang’s responsibilities include oversight of the financial matters of the Trust and the Sponsor. Ms. Jiang was approved by the NFA as a principal of the Sponsor on April 21, 2020. In addition, Ms. Jiang has served as a Chief Financial Officer and Manager of the Sponsor since June 22, 2018. From July 1, 2015 through June 21, 2018, Ms. Jiang was pursuing personal interests and was not employed. From August 23, 2012 through June 30, 2015, Ms. Jiang was a student at Emory University graduating with a major in Economics.

Indemnification

The Trust Agreement provides that the Sponsor and its affiliates shall have no liability to the Trust or to any shareholder for any loss suffered by the Trust arising out of any action or inaction of the Sponsor or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”), if the Sponsor Related Parties, in good faith, determined that such course of conduct was in the best interests of the Funds and such course of conduct did not constitute gross negligence or willful misconduct by the Sponsor Related Parties. The Trust has agreed to indemnify the Sponsor Related Parties against claims, losses or liabilities based on their conduct relating to the Trust, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or willful misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Funds.

Item 11. Executive Compensation.

The Fund has no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Funds.

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

Since the Fund had not commenced operations as of December 31, 2021, the Sponsor did not receive any Management Fee with regard to such period or at any point during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by BBD, LLP for the year ended December 31, 2021 were as follows:

Year Ended
December 31, 2021
Audit fees	$0
Audit-related fees(a)	$0
Tax fees	$0
All other fees	$0

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
4.1	Trust Agreement dated March 8, 2019 (1)
4.2	Amended and Restated Trust Agreement dated April 21, 2020 (1)
4.3	Form of Authorized Participant Agreement (1)
10.1	Form of Accounting and Administration Service Agreement (1)
10.2	Form of Sponsor Agreement (1)
10.3	Form of Dividend Disbursing and Transfer Agent Agreement (1)
10.4	Form of Institutional Custody Agreement (1)
10.5	Form of Distribution Agreement (1)
10.6	Form of Futures Account Agreement (1)
23.1	Consent of Independent Registered Accounting Firm (2)
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)Incorporated by reference to the Trust’s Registration Statement, filed on May 8, 2020.
(2)Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

Dynamic Shares Trust

Financial Statements as of December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Dynamic Short Short-Term Volatility Futures ETF

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Dynamic Short Short-Term Volatility Futures ETF, a series of shares of beneficial interest in Dynamic Shares Trust (the “Fund”), as of December 31, 2021, and the related statements of operations and changes in shareholders equity and the financial highlights for the period April 28, 2021 (Fund’s effective date) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations and the changes in its shareholders’ equity and its financial highlights for the period April 28, 2021 (Fund’s effective date) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

BBD, LLP

Firm ID: 552

We have served as the auditor of one or more of the Funds in the Dynamic Shares Trust since 2019.

Philadelphia, Pennsylvania

June 13, 2022

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,	June 30,
	2021 [1]	2021 [2]	2021 [2]
Assets
Cash	$100	$100	$100
Total assets	100	100	100

Shareholders’ equity
Shareholders’ equity	100	100	100
Total liabilities and shareholders’ equity	$100	$100	$100
Shares outstanding	5	5	5
Net asset value per share	$20.00	$20.00	$20.00

1)	Audited
2)	Unaudited

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

	December 31,	September 30,	September 30,	June 30,
	2021 [1,5]	2021 [2,6]	2021 [3,6]	2021 [4,6]
Investment Income
Income	$—	$—	$—	$—
Expenses
Management fee	—	—	—	—
Net investment loss	—	—	—	—

Realized and unrealized gain (loss) on investment activity
Net realized loss on futures contracts	—	—	—	—
Change in net unrealized appreciation on futures contracts	—	—	—	—
Net realized and unrealized loss	—	—	—	—

Net loss	$—	$—	$—	$—

1)	For the period April 28, 2021 (Fund's effective date) to December 31, 2021.
2)	For the period April 28, 2021 (Fund's effective date) to September 30, 2021.
3)	For the quarter ended September 30, 2021.
4)	For the period April 28, 2021 (Fund's effective date) to June 30, 2021.
5)	Audited
6)	Unaudited

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31,	September 30,	September 30,	June 30,
	2021 [1,5]	2021 [2,6]	2021 [3,6]	2021 [4,6]
Shareholders’ equity, beginning of period	$100	$100	$100	$100
Addition of 0 shares	—	—	—	—
Net investment loss	—	—	—	—
Net realized loss	—	—	—	—
Change in net unrealized appreciation	—	—	—	—
Net loss	—	—	—	—
Shareholders’ equity, end of period	$100	$100	$100	$100

1)	For the period April 28, 2021 (Fund's effective date) to December 31, 2021.
2)	For the period April 28, 2021 (Fund's effective date) to September 30, 2021.
3)	For the quarter ended September 30, 2021.
4)	For the period April 28, 2021 (Fund's effective date) to June 30, 2021.
5)	Audited
6)	Unaudited

See accompanying notes to financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – ORGANIZATION

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

The Trust had no operations prior to January 12, 2022, other than matters relating to its organization, the registration of the series under the Securities Act of 1933, as amended, and the sale and issuance to Dynamic Shares LLC (the “Sponsor”) of five Shares at an aggregate purchase price of $100 in the Fund.

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

This Annual Report on Form 10-K includes audited financial statements for the period April 28, 2021 to December 31, 2021. In addition, this Annual Report includes unaudited financial statements for the for the period April 28, 2021 to June 30, 2021 and September 30, 2021, and for the three month period ended September 30, 2021. The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. However, prior to January 12, 2022, the Fund had not commenced operations.

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

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the period ended December 31, 2021 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV
	Cut-Off*	Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:15 p.m.

*

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended December 31, 2021.

Since the Fund had not yet commenced operations as of December 31, 2021, the Fund did not calculate a NAV during any period in the fiscal year ended December 31, 2021.

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

As of December 31, 2021, the Fund held no investments that were valued using the fair value hierarchy.

Level II – Other
Significant Observable
	Level I – Quoted Prices		Inputs
Short-Term
	U.S.		Foreign
	Government		Currency
	and	Futures	Forward	Swap
	Agencies	Contracts	Contracts	Agreements	Total
Dynamic Short Short-Term Volatility Futures ETF	$—	$—	—	—	$—

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

New Accounting Pronouncement

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides entities with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Fund will consider this optional guidance prospectively.

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

As of December 31, 2021, the Fund had not yet commenced operations and did not hold any derivative positions at any time during the fiscal year-ended December 31, 2021.

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

The Management Fee is paid in consideration of the Sponsor's trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, Transfer Agent, accounting and auditing fees and expenses; and (ii) the normal and expected expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of its trading operations. Fees associated with the Fund's trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of the Fund, and report preparation and mailing expenses.

As of December 31, 2021, the Fund had not yet commenced operations. Thus, the Fund did not pay any Management Fee during the fiscal-year ended December 31, 2021.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the Period Ended June 30, 2021, September 30, 2021, and December 31, 2021 and the Quarter Ended September 30, 2021

Dynamic Short Short-Term Volatility Futures ETF

FINANCIAL HIGHLIGHTS

	December 31,	September 30,	September 30,	June 30,
Per Share Operating Performance	2021 [1,5]	2021 [2,6]	2021 [3,6]	2021 [4,6]
Net asset value, at beginning of period	$20.00	$20.00	$20.00	$20.00
Net investment loss	—	—	—	—
Net realized and unrealized gain (loss)	—	—	—	—
Net asset value, at end of period	$20.00	$20.00	$20.00	$20.00

1)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.
2)	For the period April 28, 2021 (Fund’s effective date) to September 30, 2021.
3)	For the quarter ended September 30, 2021.
4)	For the period April 28, 2021 (Fund’s effective date) to June 30, 2021.
5)	Audited
6)	Unaudited

NOTE 7 – RISK

Correlation and Compounding Risk

The Fund does not seek to achieve its stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of the Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from one-half the inverse (-0.5x) of the Fund’s benchmark for the period. The Fund will lose money if its benchmark performance is flat over time, and it is possible for the Fund to lose money over time even if the performance of its benchmark decreases, as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of the Fund to differ from the Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in the Fund is held and the volatility of the benchmark during the holding period of such investment. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on the Fund’s returns. Daily compounding of the Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to the Fund’s return for a period as the return of the Fund’s underlying benchmark.

While the Fund seeks to meet its investment objective, there is no guarantee the Fund will do so. Factors that may affect the Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell financial instruments in a manner that correlates to the Fund’s objective; (2) an imperfect correlation between the performance of the financial instruments held by the Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such financial instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of financial instruments and commission costs; (5) holding or trading instruments in a market that has become illiquid or disrupted; (6) the Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark Index that are not disseminated in advance; (8) the need to conform the Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of the Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by the Fund obtaining exposure to only a representative sample of the components of a benchmark, over weighting or under weighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

A number of factors may affect the Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that the Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent the Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Fund seeks to rebalance its portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent the Fund from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Fund, regulatory restrictions, extreme market volatility, and other factors will adversely affect the Fund’s ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to the Fund’s portfolio. Because of this, it is unlikely that the Fund will be perfectly exposed (i.e., -0.5x) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

Counterparty Risk

The Fund may use derivatives such as swap agreements and forward contracts (collectively referred to herein as “derivatives”) in the manner described herein as a means to achieve its investment objectives. The use of derivatives by the Fund exposes the Fund to counterparty risks.

Regulatory Treatment

Derivatives are generally traded in OTC markets and have only recently become subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities).

Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Fund will engage, including mandatory clearing and exchange trading, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Fund, the markets in which the Fund trades and the counterparties with which the Fund engages in transactions.

As noted, the CFTC rules may not apply to all of the swap agreements and forward contracts that may be entered into by the Fund. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with the Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

Counterparty Credit Risk

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;
●	limiting the outstanding amounts due from counterparties to the Fund;
●	not posting margin directly with a counterparty;
●	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Fund, as marked to market daily, subject to certain minimum thresholds; and
●	limiting the amount of margin or premium posted at an FCM.

Any OTC derivatives of the type that may be utilized by the Fund are generally less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed to the party under the agreement. For example, if the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap or to invest in other financial instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties and the counterparties used by the Fund may change at any time. Each day, the Fund discloses its portfolio holdings as of the prior Business Day. The Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.dynamicsharesetf.com.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of the Fund, subject to applicable law.

Leverage Risk

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

Liquidity Risk

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

“Contango” and “Backwardation” Risk

The futures contracts held by the Fund, as the futures contracts near expiration, are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2019 may specify a January 2020 expiration. As that contract nears expiration, it may be replaced by selling the January 2020 contract and purchasing the contract expiring in March 2020. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2020 contract would take place at a price that is higher than the price at which the March 2020 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to positively affect the Fund. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Fund.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the applicable VIX Futures Index.

Natural Disaster/Epidemic Risk

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

Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks

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

Change to the VIX Futures Contracts Settlement Time \ Index Methodology

On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500® VIX Mid-Term Futures Index to reflect the new settlement time.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	June 10, 2022

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	June 10, 2022