Form 10-Q/A
period 2022-03-31
Dynamic Shares Trust
filed 2022-08-11
CIK 1771951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

001-40369

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

As of May 10, 2022, the registrant had 150,005 shares outstanding.

EXPLANATORY NOTE

Dynamic Shares Trust is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission on May 20, 2022 (the “Original Filing”), to revise the amount paid by the Sponsor for the five initial shares sold and issued to the Sponsor by the Trust in connection with the organization of the Trust.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our chief executive officer and chief financial officer.

This Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF FINANCIAL CONDITION

	March 31, 2022[1]	December 31, 2021[2]
Assets
Cash	$100	$100
Cash equivalents	1,993,998	—
Segregated collateral with brokers for futures contracts	478,766	—
Unrealized on open futures contracts	214,882	—
Interest receivable	236	—
Total assets	2,687,982	100
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,968	—
Total liabilities	3,968	—
Shareholders’ equity
Shareholders’ equity	2,684,014	100
Total liabilities and shareholders’ equity	$2,687,982	$100
Shares outstanding	150,005	5
Net asset value per share	$17.89	$20.00
Market value per share	$17.99	—

1)	Unaudited
2)	Audited

See accompanying notes to unaudited financial statements..

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

Cash Equivalents	Principal Amount	Value
Financial Square Government Fund - Institutional Shares (cost $1,993,998)	$1,993,998	$1,993,998

Futures Contracts Sold
	Number of	Notional Amount	Unrealized Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures - Cboe, expires April 2022	(26)	$(610,194)	$196,508
VIX Futures - Cboe, expires May 2022	(29)	(724,643)	18,374
			$214,882

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Period Ended (a)
March 31, 2022
Shareholders’ equity, beginning of period	$100
Addition of 150,000 shares	2,999,696
Net investment loss	(9,937)
Net realized loss	(520,727)
Change in net unrealized appreciation	214,882
Net loss	(315,782)
Shareholders’ equity, end of period	$2,684,014

(a)	For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period Ended (a)
March 31, 2022
Cash flow from operating activities
Net income (loss)	$(315,782)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Change in net unrealized appreciation on futures contracts	(214,882)
Decrease (Increase) in interest receivable	(236)
Increase (Decrease) in payable to Sponsor	3,968
Net cash provided by (used in) operating activities	(526,932)
Cash flow from proceeds from addition of shares	2,999,696
Net increase (decrease) in cash	2,472,764
Cash, beginning of period	100
Cash, end of period	$2,472,864

Cash Represents:
Cash	$100
Cash equivalents	1,993,998
Segregated collateral with brokers for futures contracts	478,766
Cash, end of period	$2,472,864

(a)	For the period from January 12, 2022 (Commencement of Operations) through March 31, 2022.

See accompanying notes to unaudited financial statements.

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

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV Calculation
	Cut-Off*	Time	Date
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2022

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

Fair Value of Derivative Instruments as of March 31, 2022

	Asset Derivatives		Liability Derivatives
Statements of
Derivatives Not	Statements of		Financial
Accounted for as	Financial Condition	Unrealized	Condition	Unrealized
Hedging Instruments	Location	Appreciation	Location	Depreciation
VIX Futures Contracts	Unrealized on open futures contracts	$214,882	—	—

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2022

Change in
Derivatives Not			Unrealized Appreciation
Accounted	Location of Gain	Realized Gain (Loss) on	(Depreciation) on
for as Hedging	(Loss) on Derivatives	Derivatives	Derivatives
Instruments	Recognized in Income	Recognized in Income	Recognized in Income
VIX Futures Contracts	Realized and unrealized gain (loss) on investment activity	$(520,727)	$214,882

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2022

For the Period Ended (a)
March 31, 2022
Per Share Operating Performance	(unaudited)
Net asset value, at January 12, 2022	$20.00
Net investment income (loss)	(0.07)
Net realized and unrealized gain (loss)	(2.04)
Net asset value, at March 31, 2022	$17.89
Market value per share, at January 12, 2022	$20.00
Market value per share, at March 31, 2022	$17.99
Total Return, at net asset value	(10.55)%
Total Return, at market value	(10.05)%
Ratios to Average Net Assets
Expense ratio	(1.85)%
Net Investment income gain (loss)	(1.80)%

(a)	For the period from January 12, 2022 (commencement of operations) through March 31, 2022.

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

Results of Operations for the Three Months Ended March 31, 2022

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
NAV beginning of period	$100
NAV end of period	2,684,014
Percentage change in NAV	N/A
Shares outstanding beginning of period	0
Shares outstanding end of period	150,005
Percentage change in shares outstanding	N/A
Shares created	150,005
Shares redeemed	0
Per share NAV beginning of period	$20.00
Per share NAV end of period	$17.89
Percentage change in per share NAV	(10.55)%

The Fund commenced operations on January 12, 2022 and was not operative for the three months ended December 31, 2021. The increase in the Fund’s NAV from January 12, 2022 through March 31, 2022 resulted primarily from an increase in outstanding shares from the initial creation of 100,000 shares to 150,005 shares outstanding as of March 31, 2022. The Fund is actively managed and does not track an index.

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

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
Net investment income (loss)	$266
Management fee	10,263
Net realized gain (loss)	(520,727)
Change in net unrealized appreciation (depreciation)	215,054
Net Income (loss) from operations	(315,610)

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
*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	August 11, 2022

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	August 11, 2022