Form 10-Q
period 2022-06-30
Dynamic Shares Trust
filed 2022-08-15
CIK 1771951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of August 15, 2022, the registrant had 150,005 shares outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Investments at value (cost $1,489,509 and $0, respectively)	$1,489,509	$—
Cash	100	100
Segregated collateral with brokers for futures contracts	637,461	—
Unrealized on open futures contracts	46,806	—
Interest receivable	1,281	—
Total assets	2,175,157	100
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	917	—
Total liabilities	917	—
Shareholders’ equity
Shareholders’ equity	2,174,240	100
Total liabilities and shareholders’ equity	$2,175,157	100
Shares outstanding	150,005	5
Net asset value per share	$14.49	$20.00
Market value per share	$14.45	—

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

Money Market Fund – 68.5%	Principal Amount	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,489,509)	$1,489,509	$1,489,509
Other Assets Less Liabilities – 31.5%		684,731
Net Assets – 100.00%		$2,174,240

	Number of	Notional Amount	Unrealized Appreciation
Futures Contracts Sold	Contracts	at Value	(Depreciation)/Value
VIX Futures - Cboe, expires July 2022	(19)	$(542,684)	$41,930
VIX Futures - Cboe, expires August 2022	(18)	(525,193)	4,876
			$46,806

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			April 28, 2021
	Three Months	Six Months	(Fund’s effective
	Ended	Ended (a) June	date) to June 30,
	June 30, 2022	30, 2022	13-Jul-05
Investment Income
Interest	$2,607	$2,873	—
Expenses
Management fee	10,935	21,138	—
Management fee waived	(7,935)	(7,935)	—
Net management fee	3,000	13,203	—
Net investment loss	(393)	(10,330)	—

Realized and unrealized gain (loss) on investment activity
Net realized loss on futures contracts	(341,305)	(862,032)	—
Change in net unrealized appreciation on futures contracts	(168,076)	46,806	—
Net realized and unrealized loss	(509,381)	(815,226)	—

Net loss	(509,774)	$(825,556)	—

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			For the Period
			April 28, 2021
			(Fund’s
	Three Months	Six Months	effective date)
	Ended	Ended (a)	through June
	June 30, 2022	June 30, 2022	30, 2021
Shareholders’ equity, beginning of period	$2,684,014	$100	$100
Addition of 150,000 shares	—	2,999,696	—
Net investment loss	(393)	(10,330)	—
Net realized loss	(341,305)	(862,032)	—
Change in net unrealized appreciation	(168,076)	46,806	—
Net loss	(509,774)	(825,556)	—
Shareholders’ equity, end of period	$2,174,240	$2,174,240	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended (a)
June 30, 2022
Cash flow from operating activities
Net income (loss)	$(825,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(1,489,509)
Change in net unrealized appreciation on futures contracts	(46,806)
Decrease (Increase) in interest receivable	(1,281)
Increase (Decrease) in payable to Sponsor	917
Net cash provided by (used in) operating activities	(2,362,235)
Cash flow from proceeds from addition of shares	2,999,696
Net increase (decrease) in cash	637,461
Cash, beginning of period	100
Cash, end of period	$637,561

Cash Represents:
Cash	$100
Segregated collateral with brokers for futures contracts	637,461
Cash, end of period	$637,561

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE 1-- ORGANIZATION

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series, Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), which commenced investment operations on January 12, 2022. As of June 30, 2022, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in the ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”).

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include money market funds.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV Calculation
	Cut-Off*	Time	Date
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:15 p.m.	June 30, 2022

*

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2022.

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

The following table summarizes the valuation of investments at June 30, 2022 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market	Futures
	Fund	Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,489,509	$46,806	$1,536,315

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.

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

Management of the Fund has reviewed all open tax years and major jurisdictions (i.e., the last three tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

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

Fair Value of Derivative Instruments as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Statements of
Derivatives Not	Statements of		Financial
Accounted for as	Financial Condition	Unrealized	Condition	Unrealized
Hedging Instruments	Location	Appreciation	Location	Depreciation
Volatility risk	Unrealized on open futures contracts	$46,806	—	—

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended June 30, 2022

Change in
Derivatives Not			Unrealized Appreciation
Accounted	Location of Gain	Realized Gain (Loss) on	(Depreciation) on
for as Hedging	(Loss) on Derivatives	Derivatives	Derivatives
Instruments	Recognized in Income	Recognized in Income	Recognized in Income
Volatility risk	Realized and unrealized gain (loss) on investment activity	$(341,305)	$(168,076)

The Effect of Derivative Instruments on the Statement of Operations

For the six months ended June 30, 2022

Change in
Derivatives Not			Unrealized Appreciation
Accounted	Location of Gain	Realized Gain (Loss) on	(Depreciation) on
for as Hedging	(Loss) on Derivatives	Derivatives	Derivatives
Instruments	Recognized in Income	Recognized in Income	Recognized in Income
Volatility risk	Realized and unrealized gain (loss) on investment activity	$(862,032)	$46,806

NOTE 4 – AGREEMENTS

Management Fee

Dynamic Shares LLC, a Delaware limited liability company formed on June 4, 2018, is the Sponsor of the Trust and the Fund (the “Sponsor”). The Fund pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 1.85% per annum of its average daily net assets (calculated by summing the daily net assets of the Fund and dividing by the number of calendar days in the month). The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly or indirectly.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each period

			For the Period
			April 28, 2021
			(Fund’s
		For the Six	effective date)
	Three Months	Months Ended (a)	to June 30,
	Ended June 30, 2022	June 30, 2022	2021
	(unaudited)	(unaudited)	(unaudited)
Per Share Operating Performance
Net asset value, beginning of period	$17.89	$20.00	$20.00
Net investment loss	—	(0.07)	—
Net realized and unrealized gain (loss)	(3.40)	(5.44)	—
Net asset value, end of period	$14.49	$14.49	$20.00
Market value per share, beginning of period	$17.99	$20.00	$20.00
Market value per share, end of period	$14.45	$14.45	—
Total Return, at net asset value*	(19.01)%	(27.55)%	—
Total Return, at market value*	(19.68)%	(27.75)%	—
Ratios to Average Net Assets**
Gross Expense	(1.85)%	(1.85)%	—
Net Expense	(0.50)%	(1.15)%	—
Net investment income (loss)	(0.07)%	(0.90)%	—

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
*	Not annualized
**	Annualized

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

The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties and the counterparties used by the Fund may change at any time. Each day, the Fund discloses its portfolio holdings as of the prior Business Day. The Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.dynamicsharesetf.com. The information on the Sponsor’s website is for information only and is not incorporated by reference herein.

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

Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks

The ongoing coronavirus (COVID-19) pandemic has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest move in the history of U.S. financial markets. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

The Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Given the evolving nature of the Ukraine War, and the related sanctions, potential governmental actions, and economic impact, the scope and magnitude of any such potential effects remain uncertain.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

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

Introduction

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series (the “Fund”) which commenced investment operations on January 12, 2022. As of June 30, 2022, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund began trading on the NYSE Arca, Inc. (“NYSE Arca”) as of January 13, 2022.

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2022, the six months ended June 30, 2022 and the period April 28, 2021 (Fund’s effective date) to June 30, 2021.

			For the period
			April 28, 2021
	Three Months Ended	Six Months Ended (a)	(Fund’s effective date) to
	June 30, 2022	June 30, 2022	June 30, 2021
NAV beginning of period	$2,684,014	$100	$100
NAV end of period	2,174,240	2,174,240	100
Percentage change in net assets	(18.96)%	N/A	N/A
Shares outstanding beginning of period	150,005	5	5
Shares outstanding end of period	150,005	150,000	5
Percentage change in shares outstanding	0.00%	N/A	N/A
Shares created	150,000	150,000	5
Shares redeemed	—	—	—
Per share NAV beginning of period	$17.89	$20.00	$20.00
Per share NAV end of period	$14.49	$17.89	$20.00
Percentage change in per share NAV	(19.01)%	(27.55)%	0.00%

(a)	The Fund commenced operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

The Fund commenced operations on January 12, 2022 and was not operative for the three months ended December 31, 2021. The Fund is actively managed and does not track an index.

The Fund’s per share NAV decreased by 27.55% for the six months ended June 30, 2022. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is a cumulative effect of geometrically linking each day’s inverse leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2022, the six months ended June 30, 2022 and the period April 28, 2021 (Fund’s effective date) to June 30, 2021.

			For the Period
			April 28, 2021
			(Fund’s effective
	Three Months Ended	Six Months Ended	date) to
	June 30, 2022	June 30, 2022	June 30, 2021
Net investment income (loss)	$(393)	$(10,330)	—
Net management fee	3,000	13,203	—
Net realized gain (loss)	(341,305)	(862,032)	—
Change in net unrealized appreciation (depreciation)	(168,076)	46,806	—
Net Income (loss) from operations	(509,774)	(825,556)	—

The Fund was not operative for the three months ended June 30, 2021 or the six months ended June 30, 2021.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended June 30, 2022, the six months ended June 30, 2022 and the period April 28, 2021 (Fund’s effective date) to June 30, 2021, the Fund earned interest income as follows:

Interest Income
For the Period
	Interest Income	Interest Income	April 28, 2021
	For the Three Months Ended	For the Six Months Ended (a)	(Fund’s effective date) to
	June 30, 2022	June 30, 2022	June 30, 2021
Dynamic Short Short-Term Volatility Futures ETF	$2,607	$2,873	$—

(a)	The Fund commenced operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 15, 2022, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of June 30, 2022, the Fund’s positions were as follows:

Futures Positions as of June 30, 2022

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
VIX Futures	Short	July 2022	(19)	28.56	1,000	(542,684)
VIX Futures	Short	August 2022	(18)	29.18	1,000	(525,193)

The June 30, 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Prior to commencing operations, the Fund failed to file Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021. Consequently, the Fund was not compliant with the periodic reporting requirements under the Exchange Act. The Fund filed a Comprehensive Form 10-K for the year ended December 31, 2021 on June 13, 2022, which included requisite quarterly information for 2021, in order to regain compliance with its reporting obligations.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risks described below, please Refer to Part I, Item 1A: Risk Factors of the Fund’s 2021 Form 10-K for a discussion of certain risk factors affecting the Fund.

Ukraine War

On February 24, 2022, Russia commenced a military attack on Ukraine. The outbreak of hostilities between the two countries could result in more widespread conflict and could have a severe adverse effect on the region and the markets for securities and commodities. In addition, sanctions imposed on Russia by the United States and other countries, and any sanctions imposed in the future could have a significant adverse impact on the Russian economy and related markets. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflicts and related events could have significant impact on the Fund’s performance, and the value of an investment in a Fund may decline significantly.

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

The Fund will hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds). The federal funds rate is maintained by the Federal Reserve and is generally viewed as the base rate for all other interest rates in the US economy. The higher the federal funds rate, the more expensive it is to borrow money. The US federal funds rate can influence domestic and international monetary and financial conditions. In June 2022, the Federal Reserve met in a particularly chaotic period for financial markets and increased the federal funds rate by 0.75%, signaling an end to an extended period of historically low interest rate. The federal funds rate target range now stands at 1.50% - 1.75%.  The Federal Reserve is expected to continue increasing the federal funds rate over the course of 2022 in an effort to constrain increasing inflation. Continued sharp increases in interest rates or credit spreads could generate losses on longer-term assets, including less liquid assets. If such losses are borne by leveraged investors, they could lead to fire sales and further declines in asset prices.

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

We did not commence operations until January 2022. However, our registration statement on Form S-1 became effective on April 29, 2021, at which time we became subject to the periodic reporting requirements under the Exchange Act. The Fund failed to file Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021 and was late in filing its initial Annual Report on Form 10-K for the year ended December 31, 2021. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act until the filing on June 13, 2022 of a Comprehensive Annual Report on Form 10-K for the year ended December 31, 2021, which report included the requisite quarterly information for 2021. Our failure to timely file those and possibly future periodic reports could subject us to enforcement action by the SEC, which could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our own account or the accounts of our security holders.

The failure of the Fund to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

Because we were late in filing our required quarterly reports for 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021, we are limited in our ability to access the public markets to raise debt or equity capital through short-form registration statements on Form S-3 until June 13, 2023, assuming we remain current in our future filings. There can be no assurance that we will be able to maintain current filer status with the SEC.

If we fail to remain current in our reporting requirements, the Shares could be delisted/removed from trading on the NYSE Arca, which would have a material adverse effect on us, the price of our Shares, and our stockholders.

If we fail to remain current in our reporting obligations under the Exchange, our Shares could be delisted/removed from trading on the NYSE Arca. A delisting/removal from trading would have a material adverse effect on the market and price for our Shares and the ability of stockholders to sell their Shares in the public market.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	August 15, 2022

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	August 15, 2022