Form 10-Q
period 2022-09-30
Dynamic Shares Trust
filed 2022-11-14
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

001-40369

(Commission File Number)

DYNAMIC SHARES TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-6540728 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 14, 2022, the registrant had 150,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
Assets
Investments at value (cost $1,492,454 and $0, respectively)	$1,492,454	$-
Cash	100	$100
Segregated collateral with brokers for futures contracts	793,277	-
Interest receivable	3,362	-
Total assets	2,289,193	100
Liabilities and shareholders’ equity
Liabilities
Unrealized on open futures contracts	11,762	-
Payable to Sponsor	1,068	-
Total liabilities	12,830	-
Shareholders’ equity
Shareholders’ equity	2,276,363	100
Total liabilities and shareholders’ equity	$2,289,193	$100
Net assets	$2,276,363	$100
Shares outstanding	150,005	5
Net asset value per share	$15.18	$20.00
Market value per share	$15.18	-

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

Money Market Fund – 65.6%	Principal Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,492,454)	$1,492,454	$1,492,454
Other Assets Less Liabilities – 34.4%		783,909
Net Assets – 100.00%		$2,276,363

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2022	(5)	$(157,580)	$(7,853)
VIX Futures - Cboe, expires November 2022	(3)	(93,215)	(3,909)
			$(11,762)

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended (a) September 30, 2022	Three Months Ended September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021
Investment Income
Interest	$7,951	$10,824	-	-
Expenses
Management fee	11,178	32,317	-	-
Management fee waived	(8,103)	(16,038)	-	-
Net management fee	3,075	16,279	-	-
Net investment income (loss)	4,876	(5,455)	-	-

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	155,815	(706,217)	-	-
Change in net unrealized appreciation (depreciation) on futures contracts	(58,568)	(11,762)	-	-
Net realized and unrealized gain (loss)	97,247	(717,979)	-	-

Net increase (decrease) in net assets resulting from operations	$102,123	$(723,434)	-	-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended (a) September 30, 2022	Three Months Ended September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) through September 30, 2021
Shareholders’ equity, beginning of period	$2,174,240	$100	$100	$100
Addition of 150,000 shares	-	2,999,697	-	-
Net investment gain (loss)	4,876	(5,455)	-	-
Net realized gain (loss)	155,815	(706,217)	-	-
Change in net unrealized appreciation (depreciation)	(58,568)	(11,762)	-	-
Net increase (decrease) in net assets resulting from operations	102,123	(723,434)	-	-
Shareholders’ equity, end of period	$2,276,363	$2,276,363	$100	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

	Three Months Ended September 30, 2022	Nine Months Ended (a) September 30, 2022	Three Months Ended September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) through September 30, 2021
Shares sold	-	150,000	-	5
Shares redeemed	-	-	-	-
Net increase	-	150,000	-	5

	Three Months Ended September 30, 2022	Nine Months Ended (a) September 30, 2022	Three Months Ended September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) through September 30, 2021
Amount sold	$-	$2,999,697	$-	$100
Amount redeemed	-	-	-	-
Net increase	$-	$2,999,697	$-	$100

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Period Ended (a) September 30, 2022	For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021
Cash flow from operating activities
Net income (loss)	$(723,434)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(1,492,454)	-
Change in net unrealized appreciation on futures contracts	11,762	-
Decrease (Increase) in interest receivable	(3,362)	-
Increase (Decrease) in payable to Sponsor	1,068	-
Net cash provided by (used in) operating activities	(2,206,420)	-
Cash flow from proceeds from financing activities
Proceeds from addition of shares	2,999,697	-
Net increase (decrease) in cash	793,277	-
Cash, beginning of period	100	100
Cash, end of period	$793,377	$100

Cash Represents:
Cash	$100	$100
Segregated collateral with brokers for futures contracts	793,277	-
Cash, end of period	$793,377	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

NOTE 1— ORGANIZATION

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series, Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), which commenced investment operations on January 12, 2022. As of September 30, 2022, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in the ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”).

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2022 and September 30, 2021, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include money market funds.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the periods ended September 30, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:15 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the periods ended September 30, 2022.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at September 30, 2022 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,492,454	$(11,762)	$1,480,692

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

Fair Value of Derivative Instruments as of September 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation

Volatility risk	Unrealized on open futures contracts	-	-	$(11,762)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended September 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Volatility risk	Realized and unrealized loss on investment activity	$155,815	$(58,568)

The Effect of Derivative Instruments on the Statement of Operations

For the nine months ended September 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Volatility risk	Realized and unrealized gain (loss) on investment activity	$(706,217)	$(11,762)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

	Three Months Ended September 30, 2022 (unaudited)	For the Nine Months Ended (a) September 30, 2022 (unaudited)	For the Three Months Ended (a) September 30, 2021 (unaudited)	For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021 (unaudited)
Per Share Operating Performance
Net asset value, beginning of period	$14.49	$20.00	$20.00	$20.00
Net investment loss	0.03	(0.04)	-	-
Net realized and unrealized gain (loss)	0.66	(4.78)	-	-
Net asset value, end of period	$15.18	$15.18	$20.00	$20.00
Market value per share, beginning of period	$14.45	$20.00	$20.00	$20.00
Market value per share, end of period	$15.18	$15.18	-	-
Total Return, at net asset value*	4.76%	(24.10)%	-	-
Total Return, at market value*	5.05%	(24.10)%	-	-
Ratios to Average Net Assets**
Gross Expense	(1.85)%	(1.85)%	-	-
Net Expense	(0.50)%	(0.94)%	-	-
Net investment income (loss)	0.82%	(0.31)%	-	-
Portfolio turnover	-	-	-	-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
*	Not annualized
**	Annualized

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2022

(unaudited)

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

Introduction

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series (the “Fund”) which commenced investment operations on January 12, 2022. As of September 30, 2022, the Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund began trading on the NYSE Arca, Inc. (“NYSE Arca”) as of January 13, 2022.

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021, and the period April 28, 2021 (Fund’s effective date) to September 30, 2021.

	Three Months Ended September 30, 2022	Nine Months Ended (a) September 30, 2022	Three Months Ended (a) September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021
NAV beginning of period	$2,174,240	$100	$100	$100
NAV end of period	2,276,363	2,276,363	100	100
Percentage change in net assets	4.7%	N/A	N/A	N/A
Shares outstanding beginning of period	150,005	5	5	5
Shares outstanding end of period	150,005	150,005	5	5
Percentage change in shares outstanding	0.00%	N/A	N/A	N/A
Shares created	-	150,000	-	5
Shares redeemed	-	-	-	-
Per share NAV beginning of period	$14.49	$20.00	$20.00	$20.00
Per share NAV end of period	$15.18	$15.18	$20.00	$20.00
Percentage change in per share NAV	4.76%	(24.10)%	0.00%	0.00%

(a)	The Fund commenced operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

The Fund commenced operations on January 12, 2022 and was not operative for the periods ended September 30, 2021. The Fund is actively managed and does not track an index.

The Fund’s per share NAV decreased by 24.10% for the nine months ended September 30, 2022. The Fund’s per share NAV increased by 4.69% for the three months ended September 30, 2022. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is a cumulative effect of geometrically linking each day’s inverse leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021, and the period April 28, 2021 (Fund’s effective date) to September 30, 2021.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021
Net investment income (loss)	$4,876	$(5,455)	-	-
Net management fee	3,075	16,279	-	-
Net realized gain (loss)	155,815	(706,217)	-	-
Change in net unrealized appreciation (depreciation)	(58,568)	(11,762)	-	-
Net increase (decrease) in net assets resulting from operations	102,123	(723,434)	-	-

The Fund was not operative for the three months ended September 30, 2021 or the period ended September 30, 2021.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021 and the period April 28, 2021 (Fund’s effective date) to September 30, 2021, the Fund earned interest income as follows:

	Interest Income For the Three Months Ended September 30, 2022	Interest Income For the Nine Months Ended (a) September 30, 2022	Interest Income For the Three Months Ended (a) September 30, 2021	Interest Income For the Period April 28, 2021 (Fund’s effective date) to September 30, 2021
Dynamic Short Short-Term Volatility Futures ETF	$7,951	$10,824	$-	$-

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 14, 2022, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of September 30, 2022, the Fund’s positions were as follows:

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures	Short	October 2022	(5)	31.52	1,000	(157,580)
VIX Futures	Short	November 2022	(3)	31.07	1,000	(93,215)

The September 30, 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	November 14, 2022

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	November 14, 2022

