Form 10-K
period 2022-12-31
Dynamic Shares Trust
filed 2023-03-31
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

001-40369

(Commission File Number)

DYNAMIC SHARES TRUST

(Exact name of registrant as specified in its charter)

Delaware	32-6540728
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Fund’s shares held by non-affiliates as of March 30, 2023 was $1,771,828.

As of March 31, 2023, the registrant had 150,005 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s Net Asset Value (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on its listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from the Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public. Shares of the Fund commenced trading on NYSE Arca on January 13, 2022.

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

The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Failure of the FCMs to segregate assets may increase losses in the Fund.” in this Annual Report on Form 10-K.

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

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements. See also “Item 1A. Risk Factors. Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Fund” and “Item 1A. Risk Factors. Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust” in this Annual Report on Form 10-K.

Description of the VIX Futures Indexes

The Fund seeks to offer exposure to forward equity market volatility by obtaining exposure to the VIX Futures Index, which is based on publicly traded VIX futures contracts. The VIX Futures Index is intended to reflect the returns that are potentially available through an unleveraged investment in the VIX futures contracts comprising the VIX Futures Index. The VIX, which is not the index underlying the Fund, is calculated based on the prices of put and call options on the S&P 500. The Fund can be expected to perform very differently from the VIX.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 30, 2022, the VIX was $21.67 and the settlement price of the January 2023 VIX futures contracts expiring on January 18, 2023 was $23.0981. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility represented forward implied volatility (the volatility expected for the period from December 30, 2022 to January 18, 2023 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

The VIX

The Fund is not linked to the VIX and can be expected to perform very differently from the VIX. The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the Cboe and is calculated, maintained and published by the Cboe. The Cboe has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg under the ticker symbol “VIX.”

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2022, the S&P 500 included companies with a total of $32.13 trillion market cap. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

THE FUND IS NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE FUND OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE FUND SPECIFICALLY OR THE ABILITY OF THE INDEXES TO TRACK MARKET PERFORMANCE AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESSFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE VIX FUTURES INDEX WHICH IS DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR OR THE FUND. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF THE FUND AND THE SPONSOR OR THE OWNERS OF THE FUND INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE VIX FUTURES INDEX. S&P AND CBOE ARE NOT ADVISORS TO THE FUND AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE FUND OR THE TIMING OF THE ISSUANCE OR SALE OF THE FUND OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE FUND.

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

An EFCRP is a technique permitted by the rules of the applicable futures exchange that, as utilized by the Fund in the Sponsor’s discretion, would allow the Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An EFCRP by itself will not change either party’s net risk position materially. Because the futures position that the Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, EFCRPs can generally be viewed as transactions beneficial to the Fund. A block trade is a technique that permits the Fund to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

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

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Amended and Restated Trust Agreement of the Trust, as may be further amended from time to time (the “Trust Agreement”) and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are incorporated by reference into this Annual Report on Form 10-K.

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

Underlying Benchmark	Create/Redeem Cutoff*	NAV Calculation Time
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2022.

*	Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 7 of the Notes to Financial Statements of this Form 10-K for more information.

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

Suspension or Rejection of Purchase Orders

The Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, Cboe, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Fund (each, an “Exchange”) is closed or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Redemption Procedures

The procedures by which an Authorized Participant may redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off time, or earlier if the Exchange, or other exchange material to the valuation or operation of such Fund, closes before the cut-off time, the day on which Distributor receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from the Fund.

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

Offering expenses mean those expenses incurred in connection with the qualification and registration of the Shares of the Fund and in offering, distributing and processing the Shares of the Fund under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of each offering of the Shares of such Fund, including, but not limited to, expenses such as:

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

Effective April 1, 2022, the Sponsor voluntarily has agreed to lower the rate of the Management Fee to 0.50% per annum of the average daily net assets of the Fund (the “Voluntary Waiver”). The Voluntary Waiver will continue for a period of at least twelve (12) months from April 1st (the “Initial Waiver Period”). The Sponsor has indicated its intention not to extend the Voluntary Waiver beyond the Initial Waiver Period.

Routine Operational, Administrative and Other Ordinary Expenses

From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Sponsor, and Transfer Agent, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

The Fund’s investment exposure to VIX Futures Contracts will cause it to be deemed to be a commodity pool, thereby subjecting the Fund to regulation under the CEA and CFTC rules. The Sponsor is registered as a Commodity Pool Operator (“CPO”), and the Fund will be operated in accordance with applicable CFTC rules. Registration as a CPO imposes additional compliance obligations on the Sponsor and the Fund related to additional laws, regulations and enforcement policies, which could increase compliance costs and may affect the operations and financial performance of the Fund. For example, the Sponsor will be required to post certain documents on the Fund’s website, make periodic filings with the NFA, retain certain records, and implement certain policies and procedures.

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

The Fund’s investment strategy is expected to result in high portfolio turnover, which will result in increased transaction costs compared to an investment strategy with less portfolio turnover and may lower Fund performance. For example, to maintain consistent exposure to VIX Futures Contracts, the Fund must periodically (daily) migrate its VIX Futures Contracts nearing expiration into VIX Futures Contracts with later expirations. When the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher future prices of shorter expiration futures contracts is referred to as “backwardation.” An extended period of backwardation in the VIX Futures Contracts markets could cause the Fund to incur significant and sustained losses. Futures transactions are not included in the portfolio turnover calculated in the Fund’s financial highlights.

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

The Fund is subject to the fees and expenses described herein which are payable irrespective of the Fund’s return. Such fees and expenses include asset-based fees of 1.85% per annum of the Fund’s average daily NAV (as reduced by the Voluntary Waiver, if applicable), as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with futures contracts. Additional charges may include other fees as applicable.

Natural disasters and epidemics can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance, resulting in losses to your investment, and Fund trading in the secondary market (Natural Disaster/Epidemic Risk).

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks mentioned herein, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and increase the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. For instance, prior to the COVID-19 epidemic, the Sponsor anticipated a lower “breakeven amount” for the Fund because the Sponsor expected interest income from the Fund’s investments to offset the Fund’s estimated fees, costs and expenses. Due to market conditions following the COVID-19 epidemic, the Fund’s interest income is assumed to be 4.65%, and the amount of trading income the Fund needs to achieve to breakeven is now lower than the Sponsor anticipated prior to the COVID-19 epidemic. Additionally, during the peak of the COVID-19 epidemic, certain state and local governments enacted stay-at-home/shelter-at-home orders, causing certain agents of the Sponsor and its third party service providers to enact business continuity measures, such as requiring or permitting employees to work from home.

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

Investors who purchase Shares in the secondary market and pay a premium purchase price over the Fund’s IOPV could incur significant losses in the event that such investor sells such Shares at a time when such premium is no longer present in the marketplace. See the section herein titled “Indicative Optimized Portfolio Value (“IOPV”)” on page 14 for additional information about the IOPV.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act.

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

As of December 31, 2022, the Fund had 96 Shareholders.

The Fund made no distributions to Shareholders during the fiscal year ended December 31, 2022. The Fund has no obligation to make periodic distributions to Shareholders.

b.
Title of Securities Registered	Amount Registered as of December 31, 2022	Shares Sold for the Three Months Ended December 31, 2022	Sale Price of Shares Sold for the Three Months Ended December 31, 2022	Shares Sold For the Year Ended December 31, 2022	Sale Price of Shares Sold For the Year Ended December 31, 2022
Common Units of Beneficial Interest	$100,000,000	-	-	150,000	$2,999,697

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

Introduction

The Fund seeks to achieve its investment objective, under normal circumstances, by obtaining investment exposure to an actively managed portfolio of short positions in VIX Futures Contracts, which are based on the CBOE VIX Index. The Fund expects that the notional exposure of its portfolio of short positions in VIX Futures Contracts will range from -0.1 to -0.5 under normal circumstances. The Fund expects to primarily take short positions in VIX Futures Contracts by shorting near term VIX Futures Contracts and rolling the nearest month VIX Futures Contract to the next month on a daily basis. As such, the Fund expects to have a constant one-month rolling short position in first and second month VIX Futures Contracts under normal circumstances.

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

During the years ended December 31, 2022 and 2021, the Fund earned total income as follows:

	Total Income Year Ended December 31, 2022	Total Income Period Ended December 31, 2021(a)
Fund	$24,109	$0

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.07 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

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

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level II in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of the Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

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

Results of Operations for the Year Ended December 31, 2022 and December 31, 2021

Fund Performance

The following table provides summary performance information for the Fund for the periods ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022	Year Ended (a) December 31, 2021
Net Assets beginning of period	$100	$100
Net Assets end of period	2,722,929	100
Percentage change in net assets	2,722,829%	0%
Shares outstanding beginning of period	5	5
Shares outstanding end of period	150,005	5
Percentage change in shares outstanding	3,000,000%	0%
Shares created	150,000	-
Shares redeemed	-	-
Per share NAV beginning of period	$20.00	$20.00
Per share NAV end of period	$18.15	$20.00
Percentage change in per share NAV	(9.25)%	0.00%

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

During the year ended December 31, 2022, the increase in the Fund’s Net Assets resulted primarily from an increase from 5 outstanding Shares at December 31, 2021 to 150,005 outstanding Shares at December 31, 2022. The increase in the Fund’s Net Assets was offset by the cumulative effect of the Fund seeking daily investment results, after fees and expenses, that correspond to one-tenth the inverse (-0.1x) or the inverse (-0.5x) of the daily performance of its corresponding benchmark. The Fund had not yet commenced investment operations as of December 31, 2021.

The Fund’s per Share NAV decrease of 9.25% for the year ended December 31, 2022, was primarily due to the increased level of the VIX futures price and the compounding effect of leverage on the Fund. The Fund had not yet commenced investment operations as of December 31, 2021.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2022 and the period ended December 31, 2021.

	Year Ended December 31, 2022	Period Ended (a) December 31, 2021
Net investment income (loss)	$4,810	$-
Net management fee	19,299	-
Net realized gain (loss)	(323,841)	-
Change in net unrealized appreciation (depreciation)	42,163	-
Net increase (decrease) in net assets resulting from operations	(276,868)	-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity, Equity Market Volatility Sensitivity, and Commodity Price Sensitivity

The Fund is exposed to equity market volatility risk through its holdings of VIX futures contracts. The table below provides information about the holdings of the Fund.

As of December 31, 2022 and December 31, 2021, the Fund’s futures positions were as follows:

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Gain
VIX Futures	Short	January 2023	(34)	$23.10	1,000	$(785,335)	$38,515
VIX Futures	Short	February 2023	(23)	$24.55	1,000	$(564,542)	$3,648

The Fund commenced investment operations on January 12, 2022 and therefore, held no positions as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

Statements of Operations for the three month period ended March 31, 2022, three month period ended June 30, 2022, three month period ended September 30, 2022, three month period ended December 31, 2022 and the period ended December 31, 2022.

	Three Months Ended (unaudited)				Period Ended(a)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(9,937)	$(393)	$4,876	$10,264	$4,810
Net realized and unrealized gain (loss)	(520,727)	(341,305)	155,815	382,376	(323,841)
Net income (loss)	214,882	(168,076)	(58,568)	53,925	42,163
Net increase (decrease) in net asset value per share	(315,782)	(509,774)	102,123	446,565	(276,868)

(a) The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

The Fund commenced investment operations on January 12, 2021 and, therefore, had no operations to report with regard to the period April 28, 2021 through June 30, 2021, the three month period ended September 30, 2021, the three month period ended December 31, 2021 and the period ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 7, 2023, BBD, LLP, BBD, LLP resigned as the independent registered public accounting firm for the Registrant as a result of a merger with Cohen & Company, Ltd. The Sponsor of the Fund appointed Cohen & Company, Ltd. as the independent registered public accounting firm on March 7, 2023.

BBD, LLP’s reports on the Fund’s financial statements for the fiscal year ended December 31, 2021 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Fund’s fiscal year ended December 31, 2022, there were no disagreements with BBD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BBD, LLP’s satisfaction, would have caused them to make reference to the subject in connection with their report on the Fund’s financial statements for the year; and there were no reportable events as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, we concluded that, as of such dates, our disclosure controls and procedures were effective .

Management believes that the financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting of the Trust and the Fund, as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Trust’s and the Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Fund’s assets that could have a material effect on the Trust’s or the Fund’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of December 31, 2022. Their assessment included an evaluation of the design of the Trust’s and the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

Item 9B. Other Information.

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

As of December 31, 2022, the Sponsor serves as the commodity pool operator of the Trust.

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

Background and Principals

As of December 31, 2022, the Sponsor served as both commodity pool operator of the Trust and the Fund. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor will also be subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 401 W Superior St, Suite 300, Chicago, IL 60654 and its telephone number is (312) 216-2890. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Fund.

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

Indemnification

The Trust Agreement provides that the Sponsor and its affiliates shall have no liability to the Trust or to any shareholder for any loss suffered by the Trust arising out of any action or inaction of the Sponsor or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”), if the Sponsor Related Parties, in good faith, determined that such course of conduct was in the best interests of the Fund and such course of conduct did not constitute gross negligence or willful misconduct by the Sponsor Related Parties. The Trust has agreed to indemnify the Sponsor Related Parties against claims, losses or liabilities based on their conduct relating to the Trust, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or willful misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Fund.

Item 11. Executive Compensation.

The Fund has no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Fund.

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

For the year ended December 31, 2022, the Sponsor earned $43,996 in Management Fees. The Sponsor waived $24,697 in Management Fees for a net management fee of $19,299.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by BBD, LLP (“BBD”) for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees	$0	$5,000
Audit-related fees	$15,000	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the year ended December 31, 2022 consist of fees paid or payable to BBD for the review of the financial statements included in each Form 10-Q. In connection with the merger between BBD and Cohen & Company, Ltd., BBD resigned as the auditor for the Fund on March 7, 2023. Audit fees for the year ended December 31, 2021 consist of fees paid to BBD for the audit of the Fund’s December 31, 2021 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements.

(1) to (4). Fees for services performed by Cohen & Company, Ltd. for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees	$15,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the year ended December 31, 2022 consist of fees paid or payable to Cohen & Company, Ltd. for the audit of the Fund’s December 31, 2022 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, and for the audits of financial statements included with registration statements. Cohen & Company, Ltd. did not provide any services during the year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
4.1	Trust Agreement dated March 8, 2019 (1)
4.2	Amended and Restated Trust Agreement dated April 21, 2020 (1)
4.3	Form of Authorized Participant Agreement (1)
10.1	Form of Accounting and Administration Service Agreement (1)
10.2	Form of Sponsor Agreement (1)
10.3	Form of Dividend Disbursing and Transfer Agent Agreement (1)
10.4	Form of Institutional Custody Agreement (1)
10.5	Form of Distribution Agreement (1)
10.6	Form of Futures Account Agreement (1)
23.1	Consent of Independent Registered Accounting Firm (2)
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on May 8, 2020.
(2)	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	March 31, 2023

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	March 31, 2023

Dynamic Shares Trust

Financial Statements as of December 31, 2022

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

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

June 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

Dynamic Short Short-Term Volatility Futures ETF

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of Dynamic Short Short-Term Volatility Futures ETF, a series of shares of beneficial interest in Dynamic Shares Trust (the “Fund”), as of December 31, 2022, and the related statements of operations, cash flows, and changes in shareholders’ equity, and the related notes for the year then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, the results of its operations, cash flows, and changes in shareholders’ equity for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Fund’s financial statements for the period ended December 31, 2021, were audited by other auditors whose report dated June 13, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian and broker. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2023.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 31, 2023

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Investments at value (cost $1,500,748 and $0, respectively)	$1,500,748	$-
Cash	100	100
Segregated collateral with brokers for futures contracts	1,176,159	-
Unrealized on open futures contracts	42,163	-
Interest receivable	4,857	-
Total assets	2,724,027	100
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,098	-
Total liabilities	1,098	-
Shareholders’ equity
Shareholders’ equity	2,722,929	100
Total liabilities and shareholders’ equity	$2,724,027	$100
Net assets	$2,722,929	$100
Shares outstanding	150,005	5
Net asset value per share	$18.15	$20.00
Market value per share	$18.13	$-

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

December 31, 2022

Money Market Fund – 65.6%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,500,748)	$1,500,748	$1,500,748
Other Assets Less Liabilities – 34.4%		1,222,181
Net Assets – 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,335)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

	Year/Period Ended
	December 31, 2022 (a)	December 31, 2021 (b)
Investment Income
Interest	$24,109	$-
Expenses
Management fee	43,996	-
Management fee waived	(24,697)
Net management fee	19,299

Net investment income (loss)	4,810	-

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	(323,841)	-
Change in net unrealized appreciation on futures contracts	42,163	-
Net realized and unrealized gain (loss)	(281,678)	-

Net increase (decrease) in net assets resulting from operations	$(276,868)	$-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year/Period Ended
	December 31, 2022 (a)	December 31, 2021 (b)
Shareholders’ equity, beginning of period	$100	$100
Addition of 150,000 and - shares, respectively	2,999,697	-
Net investment income (loss)	4,810	-
Net realized gain (loss)	(323,841)	-
Change in net unrealized appreciation (depreciation)	42,163	-
Net increase (decrease) in net assets resulting from operations	(276,868)	-
Shareholders’ equity, end of period	$2,722,929	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022 (a)	For the Period Ended December 31, 2021 (b)
Cash flow from operating activities
Net decrease in net assets resulting from operations	$(276,868)	$-
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net purchases of short term investments	(1,500,748)	-
Net unrealized gain (loss) on futures contracts	(42,163)	-
Decrease (Increase) in interest receivable	(4,857)	-
Increase (Decrease) in payable to Sponsor	1,098	-
Net cash provided by (used in) operating activities	(1,546,670)	-
Cash flow from proceeds from financing activities
Proceeds from addition of shares	2,999,697	-
Net increase (decrease) in cash	1,176,159	-
Cash, beginning of period	100	100
Cash, end of period	$1,176,259	$100

Cash Represents:
Cash	$100	$100
Segregated collateral with brokers for futures contracts	1,176,159	-
Cash, end of period	$1,176,259	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

See accompanying notes to financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – ORGANIZATION

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series, Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), which became effective on April 28, 2021, and commenced investment operations on January 12, 2022. The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in the ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”).

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

The Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s Net Asset Value (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on its listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from the Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public. Shares of the Fund commenced trading on NYSE Arca on January 13, 2022.

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

This Annual Report on Form 10-K includes audited financial statements for the year ended December 31, 2022 and for the period April 28, 2021 (Fund’s effective date) to December 31, 2021. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. However, while the Fund became effective on April 28, 2021, prior to January 12, 2022, the Fund had not commenced investment operations.

Emerging Growth Company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.07 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets resulting from operations during the reporting period. Actual results could differ from those estimates.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2022 and 2021, and represents cash and segregated cash balances with brokers for futures contracts but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the period ended December 31, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2022.

Since the Fund had not yet commenced investment operations as of December 31, 2021, the Fund’s NAV did not change since the initial price of $20 per share.

Market value per Share is determined at the close of the applicable primary listing exchange and may differ from when the Fund’s NAV per Share is calculated. For financial reporting purposes, the Fund values transactions based upon the final closing price in the United States.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level II in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs relating to the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of the Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

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

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices	Level II – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163	$1,542,911

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments, amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The Fund commenced investment operations on January 12, 2022. Therefore, the Fund had no investments to value as of December 31, 2021.

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

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statements of Operations.

Brokerage Commissions and Futures Account Fees

The Fund pays its brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investment in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

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

Fair Value of Derivative Instruments as of December 31, 2022

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized loss on investment activity	$(323,841)	$42,163

The Fund commenced investment operations on January 12, 2022 and, therefore, did not hold any derivative positions at any time during the fiscal year-ended December 31, 2021.

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

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, Transfer Agent, accounting and auditing fees and expenses; and (ii) the normal and expected expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of its trading operations. Fees associated with the Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of the Fund, and report preparation and mailing expenses.

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

The Administrator

The Nottingham Company (“Nottingham”), serves as the Administrator of the Fund. The Trust, on its own behalf and on behalf of the Fund, and Nottingham have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, Nottingham prepares and files certain regulatory filings on behalf of the Fund. Nottingham also may perform other services for the Fund pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and Nottingham from time to time. The Administrator’s fees are paid on behalf of the Fund by the Sponsor.

The Custodian

BMO Harris Bank N.A. (“BMO”) serves as the Custodian of the Fund, and the Trust, on its own behalf and on behalf of the Fund, and BMO have entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, BMO is responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to BMO by the Fund. The Custodian’s fees are paid by the Trust and reimbursed by the Sponsor.

The Transfer Agent

Nottingham Shareholder Services, LLC, serves as the Transfer Agent of the Fund for Authorized Participants and will enter into a dividend disbursing and transfer agent agreement (the “Transfer Agent Agreement”). Pursuant to the terms of the Transfer Agent Agreement, the Transfer Agent will be responsible for processing purchase and redemption orders and maintaining records of ownership of the Fund. The Transfer Agent fees are paid on behalf of the Fund by the Sponsor.

The Distributor

Capital Investment Group, Inc., serves as the Distributor of the Fund and will assist the Sponsor and the Administrator with functions and duties relating to distribution and marketing, which include the following: taking creation and redemption orders, and consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance matters in connection with marketing efforts.

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

Transaction fees for the years ended December 31, 2022 and 2021, which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were:

Year Ended December 31, 2022	Year Ended December 31, 2021 (a)
$1,000	$0

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the year /period

Dynamic Short Short-Term Volatility Futures ETF

	Year/Period Ended December 31,
	2022 (a)		2021 (b)
Per Share Operating Performance
Net asset value, beginning of period	$20.00		$20.00
Net investment income (loss)	0.03		-
Net realized and unrealized gain (loss)	(1.88)		-
Net asset value, end of period	$18.15		$20.00
Market value per share, beginning of period	$20.00		$20.00
Market value per share, end of period	$18.13		$20.00
Total Return, at net asset value*	(9.25)%		0.00%
Total Return, at market value*	(9.35)%		0.00%
Ratios to Average Net Assets**
Gross expense	1.85%		0.00%
Net expense	0.79	%(c)	0.00%
Net investment income	0.20%		0.00%
Portfolio turnover	-		-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.
(c)	This includes the additional voluntary waiver by the Sponsor during the period which resulted in a 1.06% impact to the net expense ratio.
*	not annualized
**	annualized

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Fund’s financial statements through this date.

