Form 10-Q
period 2023-03-31
Dynamic Shares Trust
filed 2023-05-15
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the registrant had 150,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022 (audited)
Assets
Investments at value (cost $1,512,766 and $1,500,748, respectively)	$1,512,766	$1,500,748
Cash	100	100
Segregated collateral with brokers for futures contracts	1,282,875	1,176,159
Unrealized appreciation on open futures contracts	134,828	42,163
Interest receivable	6,435	4,857
Total assets	2,937,004	2,724,027
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,337	1,098
Total liabilities	1,337	1,098
Shareholders’ equity
Shareholders’ equity	2,935,667	2,722,929
Total liabilities and shareholders’ equity	$2,937,004	$2,724,027
Net assets	$2,935,667	$2,722,929
Shares outstanding	150,005	150,005
Net asset value per share	$19.57	$18.15
Market value per share	$19.57	$18.13

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULES OF INVESTMENTS

March 31, 2023

(Unaudited)

Money Market Fund – 51.7%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,512,766), 4.89%*	1,512,766	$1,512,766
Other Assets Less Liabilities – 48.3%		1,422,901
Net Assets – 100.00%		$2,935,667

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2023	(39)	$(809,804)	$111,446
VIX Futures - Cboe, expires May 2023	(28)	(619,598)	23,382
			$134,828

*	Represents 7-day SEC yield as of March 31, 2023.

SCHEDULES OF INVESTMENTS

December 31, 2022

Money Market Fund – 65.6%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,500,748), 4.15%**	1,500,748	$1,500,748
Other Assets Less Liabilities – 34.4%		1,222,181
Net Assets – 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,335)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended (a) March 31, 2022
Investment Income
Interest	$24,427	$266
Expenses
Management fee	13,284	10,203
Management fee waived	(9,696)	-
Net management fee	3,588	10,203
Net investment income (loss)	20,839	(9,937)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	99,234	(520,727)
Change in net unrealized appreciation (depreciation) on futures contracts	92,665	214,882
Net realized and unrealized gain (loss)	191,899	(305,845)

Net increase (decrease) in net assets resulting from operations	$212,738	$(315,782)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022 (a)
Shareholders’ equity, beginning of period	$2,722,929	$100
Paid in capital	-	2,999,696
Net investment income (loss)	20,839	(9,937)
Net realized income (loss)	99,234	(520,727)
Change in net unrealized appreciation (depreciation)	92,665	214,882
Net increase (decrease) in net assets resulting from operations	212,738	(315,782)
Shareholders’ equity, end of period	$2,935,667	$2,683,914

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)
Shares sold	-	150,000
Shares redeemed	-	-
Net increase	-	150,000

	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)
Amount sold	$-	$2,999,696
Amount redeemed	-	-
Net increase	$-	$2,999,696

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period Ended March 31, 2023	For the Period Ended March 31, 2022 (a)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$212,738	$(315,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(12,018)	-
Net realized gain (loss) on futures contracts	(92,665)	(214,882)
Decrease (Increase) in interest receivable	(1,578)	(236)
Increase (Decrease) in payable to Sponsor	239	3,968
Net cash provided by (used in) operating activities	106,716	(526,932)
Cash flow from proceeds from financing activities
Proceeds from addition of shares	-	2,999,696
Net increase (decrease) in cash	106,716	2,472,764
Cash, beginning of period	1,176,259	100
Cash, end of period	$1,282,975	$2,472,864

Cash Represents:
Cash	$100	$100
Cash equivalents	-	1,993,998
Segregated collateral with brokers for futures contracts	1,282,875	478,766
Cash, end of period	$1,282,975	$2,472,864

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. However, while the Fund became a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) on April 28, 2021, prior to January 12, 2022, the Fund had not commenced investment operations.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets resulting from operations. Actual results could differ from those estimates.

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2023 and March 31, 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the period ended March 31, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended March 31, 2023.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

The following table summarizes the valuation of investments at March 31, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,512,766	$134,828	$1,647,594

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices	Level II – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163	$1,542,911

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments , Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

Fair Value of Derivative Instruments as of March 31, 2023

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Equity risk	Unrealized appreciation on open futures contracts	$134,828	-	$-

Fair Value of Derivative Instruments as of December 31, 2022

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income	Notional Value
Equity risk	Realized and unrealized gain on investment activity	$99,234	$92,665	$1,429,402

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended March 31, 2023:

Derivative Type	Type	Notional Value
Futures	Equity Risk	$1,349,877

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized loss on investment activity	$($323,841)	$42,163

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

From April 1, 2022 through April 1, 2023, the Sponsor voluntarily agreed to lower the rate of the Management Fee to 0.50% per annum of the average daily net assets of the Fund (the “Voluntary Waiver”).

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

The Administrator

The Nottingham Company (“Nottingham”), serves as the Administrator of the Fund. The Trust, on its own behalf and on behalf of the Fund, and Nottingham have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, Nottingham prepares and files certain regulatory filings on behalf of the Fund. Nottingham also may perform other services for the Fund pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and Nottingham from time to time. The Administrator’s fees are paid by the Sponsor from the management fee earned.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

The Transfer Agent

Nottingham Shareholder Services, LLC, serves as the Transfer Agent of the Fund for Authorized Participants and will enter into a dividend disbursing and transfer agent agreement (the “Transfer Agent Agreement”). Pursuant to the terms of the Transfer Agent Agreement, the Transfer Agent will be responsible for processing purchase and redemption orders and maintaining records of ownership of the Fund. The Transfer Agent fees are paid by the Sponsor from the management fee earned.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended (a) March 31, 2022 (unaudited)
Per Share Operating Performance
Net asset value, beginning of period	$18.15	$20.00
Net investment income (loss)*	0.14	(0.07)
Net realized and unrealized gain (loss)	1.28	(2.04)
Net asset value, end of period	$19.57	$17.89
Market value per share, beginning of period	$18.13	$20.00
Market value per share, end of period	$19.57	$17.99
Total Return, at net asset value*	7.82%	(10.55)%
Total Return, at market value*	7.94%	(10.05)%
Ratios to Average Net Assets**
Gross Expense	(1.85)%	(1.85)%
Net Expense	(0.52)%	-
Net investment income (loss)	2.90%	(1.80)%
Portfolio turnover	-	-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
*	Not annualized.
**	Annualized.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

NOTE 7 – RISK

Correlation and Compounding Risk

The Fund does not seek to achieve its stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of the Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from one-half the maximum inverse (-0.5x) of the Fund’s benchmark for the period. The Fund will lose money if its benchmark performance is flat over time, and it is possible for the Fund to lose money over time even if the performance of its benchmark decreases, as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of the Fund to differ from the Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in the Fund is held and the volatility of the benchmark during the holding period of such investment. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on the Fund’s returns. Daily compounding of the Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to the Fund’s return for a period as the return of the Fund’s underlying benchmark.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and the three months ended March 31, 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022(a)
NAV beginning of period	$2,722,929	$100
NAV end of period	2,937,004	2,684,014
Percentage change in net assets	7.86%	N/A
Shares outstanding beginning of period	150,005	0
Shares outstanding end of period	150,005	150,005
Percentage change in shares outstanding	0.00%	N/A
Shares created	-	150,005
Shares redeemed	-	-
Per share NAV beginning of period	$18.15	$20.00
Per share NAV end of period	$19.57	$17.89
Percentage change in per share NAV	7.82%	(10.55)%

(a)	The Fund commenced operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

The Fund is actively managed and does not track an index.

The Fund’s per share NAV increased by 7.82% for the three months ended March 31, 2023. The increase in the Fund’s per share NAV was due in part to lower market volatility and the decrease in the 30 day weighted average VIX futures price over the period. The Fund’s per share NAV decreased by 10.55% for the three months ended March 31, 2022. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023, and the three months ended March 31, 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income (loss)	$20,839	$(9,937)
Net management fee	3,588	10,203
Net realized gain (loss)	99,234	(520,727)
Change in net unrealized appreciation (depreciation)	92,665	214,882
Net increase (decrease) in net assets resulting from operations	212,738	(315,845)

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2023, and the three months ended March 31, 2022, the Fund earned interest income as follows:

	Interest Income For the Three Months Ended March 31, 2023	Interest Income For the Three Months Ended (a) March 31, 2022
Dynamic Short Short-Term Volatility Futures ETF	$24,427	$266

(a)	The Fund commenced operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 15, 2023, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of March 31, 2023, the Fund’s futures positions were as follows:

Futures Positions as of March 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Appreciation
VIX Futures	Short	April 2023	(39)	$20.76	1,000	$(809,804)	$111,446
VIX Futures	Short	May 2023	(28)	$22.13	1,000	$(619,598)	$23,382

The March 31, 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have up to a maximum of $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of March 31, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risks described below, please Refer to Part I, Item 1A: Risk Factors of the Fund’s 2022 Form 10-K for a discussion of certain risk factors affecting the Fund.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	May 15, 2023

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	May 15, 2023

