Form 10-Q/A
period 2023-03-31
Dynamic Shares Trust
filed 2023-05-24
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

Fair Value of Derivative Instruments as of March 31, 2023

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Equity risk	Unrealized appreciation on open futures contracts	$134,828	-	$-

Fair Value of Derivative Instruments as of December 31, 2022

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized gain on investment activity	$99,234	$92,665

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended March 31, 2023:

Derivative Type	Type	Notional Value
Futures	Equity Risk	$1,429,402

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized loss on investment activity	$($323,841)	$42,163

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended December 31, 2022:

Derivative Type	Type	Notional Value
Futures	Equity Risk	$1,349,877

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	May 24, 2023

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	May 24, 2023

