Form 10-Q
period 2023-06-30
Dynamic Shares Trust
filed 2023-08-14
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 150,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023(a)	December 31, 2022
Assets
Investments at value (cost $1,520,040 and $1,500,748, respectively)	$1,520,040	$1,500,748
Cash	100	100
Segregated collateral with brokers for futures contracts	2,085,705	1,176,159
Unrealized on open futures contracts	101,254	42,163
Interest receivable	13,478	4,857
Total assets	3,720,577	2,724,027
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,000	1,098
Total liabilities	6,000	1,098
Shareholders’ equity
Shareholders’ equity	3,714,577	2,722,929
Total liabilities and shareholders’ equity	$3,720,577	$2,724,027
Net assets	$3,714,577	$2,722,929
Shares outstanding	150,005	150,005
Net asset value per share	$24.76	$18.15
Market value per share	$24.74	$18.13

(a)	unaudited

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of June 30, 2023

(Unaudited)

	Shares	Value
Money Market Fund - 40.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,520,040), 5.01%*	$1,520,040	$1,520,040
Other Assets Less Liabilities - 59.1%		2,194,537
Net Assets - 100.00%		$3,714,577

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires July 2023	(36)	$(540,396)	$85,170
VIX Futures - Cboe, expires August 2023	(26)	$(426,408)	16,084
			$101,254

*	Represents 7-day SEC yield as of June 30, 2023.

SCHEDULE OF INVESTMENTS

As of December 31, 2022

	Shares	Value
Money Market Fund - 40.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,500,748), 4.15%**	$1,500,748	$1,500,748
Other Assets Less Liabilities - 32.9%		1,222,181
Net Assets - 100.00%		$2,722,929

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires January 2023	(34)	$(785,355)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022(a)
Investment Income
Interest	$39,474	$2,607	$63,901	$2,873
Expenses
Management fee	15,690	10,935	28,974	21,138
Management fee waived	-	(7,935)	(9,696)	(7,935)
Net management fee	15,690	3,000	19,278	13,203
Net investment income (loss)	23,784	(393)	44,623	(10,330)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	788,700	(341,305)	887,934	(862,032)
Change in net unrealized appreciation (depreciation) on futures contracts	(33,574)	(168,076)	59,091	46,806
Net realized and unrealized gain (loss)	755,126	(509,381)	947,025	(815,226)

Net increase (decrease) in net assets resulting from operations	$778,910	$(509,774)	$991,648	$(825,556)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022(a)
Shareholders’ equity, beginning of period	$2,935,667	$2,684,014	$2,722,929	$100
Addition of 0, 0, 0, and 150,000 shares, respectively	-	-	-	2,999,696
Net investment income (loss)	23,784	(393)	44,623	(10,330)
Net realized gain (loss)	788,700	(341,305)	887,934	(862,032)
Change in net unrealized appreciation (depreciation)	(33,574)	(168,076)	59,091	46,806
Net increase (decrease) in net assets resulting from operations	778,910	(509,774)	991,648	(825,556)
Shareholders’ equity, end of period	$3,714,577	$2,174,240	$3,714,577	$2,174,240

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022(a)
Cash flow from operating activities
Increase (decrease) in net assets resulting from operations	$991,648	$(825,556)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net purchases of short term investments	(19,292)	(1,489,509)
Change in net unrealized appreciation on futures contracts	(59,091)	(46,806)
Decrease (Increase) in interest receivable	(8,621)	(1,281)
Increase (Decrease) in payable to Sponsor	4,902	917
Net cash provided by (used in) operating activities	909,546	(2,362,235)
Cash flow from proceeds from financing activities
Proceeds from addition of shares	-	2,999,696
Net increase (decrease) in cash	909,546	637,461
Cash, beginning of period	1,176,259	100
Cash, end of period	$2,085,805	$637,561

Cash Represents:
Cash	$100	$100
Segregated collateral with brokers for futures contracts	2,085,705	637,461
Cash, end of period	$2,085,805	$637,561

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2023 and June 30, 2022, and represents cash and segregated cash balances with brokers for futures contracts.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund shares for the period ended June 30, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended June 30, 2023.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

The following table summarizes the valuation of investments as of June 30, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,520,040	$101,254

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Equity risk	Unrealized on open futures contracts	$101,254	-	-

Fair Value of Derivative Instruments as of December 31, 2022

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized gain (loss) on investment activity	$788,700	$(33,574)

For the six months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized gain (loss) on investment activity	$887,934	$59,091

For the three months ended June 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized gain (loss) on investment activity	$(341,305)	$(168,076)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

For the six months ended June 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity risk	Realized and unrealized gain (loss) on investment activity	($862,032)	$46,806

The following table represents the average notional values, which serve as an indicator of volume for the futures during the fiscal period ended June 30, 2023:

Derivative Type	Type	Average Notional
Futures	Equity risk	$(1,198,103)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022(a)
Per Share Operating Performance
Net asset value, beginning of period	$19.57	$17.89	$18.15	$20.00
Net investment income (loss) (b)	0.16	-	0.30	(0.07)
Net realized and unrealized gain (loss)	5.03	(3.40)	6.31	(5.44)
Net asset value, end of period	$24.76	$14.49	$24.76	$14.49
Market value per share, beginning of period	$19.57	$17.99	$18.13	$20.00
Market value per share, end of period	$24.74	$14.45	$24.74	$14.45
Total Return, at net asset value (c)	26.52%	(19.01)%	36.42%	(27.55)%
Total Return, at market value (c)	26.42%	(19.68)%	36.46%	(27.75)%
Ratios to Average Net Assets (d)
Gross expense	1.85%	1.85%	1.85%	1.85%
Net expense	1.85%	0.50%	1.25%	1.15%
Net investment income (loss)	2.91%	(0.07)%	2.90%	(0.90)%

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	Calculated using the average shares method.
(c)	Not annualized
(d)	Annualized

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

June 30, 2023

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

June 30, 2023

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties to the Fund;

●	not posting margin directly with a counterparty;

●	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Fund, as marked to market daily, subject to certain minimum thresholds; and

●	limiting the amount of margin or premium posted at a Futures Commission Merchant (“FCM”).

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

NOTE 8 – CONCENTRATION OF RISK

The Fund currently invests a significant portion of its assets in the Goldman Sachs Financial Square Government Fund. The Fund may redeem its investment at any time if the Advisor determines that it is in the best interest of the Fund and its shareholders to do so. The financial statements of the Goldman Sachs Financial Square Government Fund, including the portfolio of investments, can be found at www.sec.gov, and should be read in conjunction with the Fund’s financial statements.

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2023, the three months ended June 30, 2022, the six months ended June 30, 2023, and the six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022(a)
NAV beginning of period	$2,935,667	$2,684,014	$2,722,929	$100
NAV end of period	3,714,577	2,174,240	3,714,577	2,174,240
Percentage change in net assets	26.53%	(18.96)%	36.42%	N/A
Shares outstanding beginning of period	150,005	150,005	150,005	5
Shares outstanding end of period	150,005	150,005	150,005	150,000
Percentage change in shares outstanding	0.00%	0.00%	0.00%	N/A
Shares created	-	-	-	150,000
Shares redeemed	-	-	-	-
Per share NAV beginning of period	$19.57	$17.89	$18.15	$20.00
Per share NAV end of period	$24.76	$14.49	$24.76	$14.49
Percentage change in per share NAV	26.52%	(19.01)%	36.42%	(27.55)%

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

The Fund is actively managed and does not track an index.

The Fund’s per share NAV increased by 26.52% for the three months ended June 30, 2023. The increase in the Fund’s per share NAV was due in part to lower market volatility and the decrease in the 30 day weighted average VIX futures price over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base. The Fund’s per share NAV decreased by 19.01% for the three months ended June 30, 2022. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2023, the three months ended June 30, 2022, the six months ended June 30, 2023, and the six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022(a)
Net investment income (loss)	$23,784	$(393)	$44,623	$(10,330)
Net Management fee	15,690	3,000	19,278	13,203
Net realized gain (loss)	788,700	(341,305)	887,934	(862,032)
Change in net unrealized appreciation (depreciation)	(33,574)	(168,076)	59,091	46,806
Net Income (loss) from operations	778,910	(509,774)	991,648	(825,556)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended June 30, 2023, the three months ended June 30, 2022, the six months ended June 30, 2023 and the six months ended June 30, 2022, the Fund earned interest income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(a)
Interest Income	$39,474	$2,607	$63,901	$2,873

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Cash and Cash Equivalents Risk.

At any time, the Fund may have significant investments in cash or cash equivalents. When a substantial portion of a portfolio is held in cash or cash equivalents, there is the risk that the value of the cash account, including interest, will not keep pace with inflation, thus reducing purchasing power over time.

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 11, 2023, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of June 30, 2023, the Fund’s futures positions were as follows:

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	July 2023	(36)	$15.01	1,000	$(540,396)	$85,170
VIX Futures	Short	August 2023	(26)	16.40	1,000	(426,408)	16,084

The June 30, 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have up to a maximum of $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

As of June 30, 2022, the Fund’s positions were as follows:

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	July 2022	(19)	$28.56	1,000	($542,684)	$41,930
VIX Futures	Short	August 2022	(18)	29.18	1,000	(525,193)	4,876

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of June 30, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, is filed herewith.
32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101.INS	Inline XBRL Instance Document is filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema is filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase is filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase is filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase is filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase is filed herewith.
104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	August 14, 2023

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	August 14, 2023

