Form 10-Q
period 2023-09-30
Dynamic Shares Trust
filed 2023-11-14
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 200,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short- Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Investments at value (cost $2,766,220, $1,500,748, $2,766,220 and $1,500,748, respectively)	$2,766,220	$1,500,748	$2,766,220	$1,500,748
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	2,418,576	1,176,159	2,418,576	1,176,159
Unrealized on open futures contracts	-	42,163	-	42,163
Interest receivable	19,084	4,857	19,084	4,857
Total assets	5,203,980	2,724,027	5,203,980	2,724,027
Liabilities and shareholders’ equity
Liabilities
Unrealized on open futures contracts	93,995	-	93,995	-
Payable to Sponsor	8,550	1,098	8,550	1,098
Total liabilities	102,545	1,098	102,545	1,098
Shareholders’ equity
Shareholders’ equity	5,101,435	2,722,929	5,101,435	2,722,929
Total liabilities and shareholders’ equity	$5,203,980	$2,724,027	$5,203,980	$2,724,027
Net assets	$5,101,435	$2,722,929	$5,101,435	$2,722,929
Shares outstanding	200,005	150,005	200,005	150,005
Net asset value per share	$25.51	$18.15	$25.51	$18.15
Market value per share	$25.56	$18.13	$25.56	$18.13

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of September 30, 2023

(Unaudited)

	Shares	Value
Money Market Fund - 54.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $2,766,220), 5.24%*	$2,766,220	$2,766,220
Other Assets Less Liabilities - 45.8%		2,335,215
Net Assets - 100.00%		$5,101,435

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
VIX Futures - Cboe, expires October 2023	(58)	$(942,650)	$(1,030,730)	$(88,080)
VIX Futures - Cboe, expires November 2023	(39)	(705,691)	(711,606)	(5,915)
				$(93,995)

*	Represents 7-day SEC yield as of September 30, 2023.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of September 30, 2023

(Unaudited)

	Shares	Value
Money Market Fund - 54.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $2,766,220), 5.24%*	$2,766,220	$2,766,220
Other Assets Less Liabilities - 45.8%		2,335,215
Net Assets - 100.00%		$5,101,435

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
VIX Futures - Cboe, expires October 2023	(58)	$(942,650)	$(1,030,730)	$(88,080)
VIX Futures - Cboe, expires November 2023	(39)	(705,691)	(711,606)	(5,915)
				$(93,995)

*	Represents 7-day SEC yield as of September 30, 2023.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of December 31, 2022

	Shares	Value
Money Market Fund – 55.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,500,748), 4.15%**	$1,500,748	$1,500,748
Other Assets Less Liabilities – 44.9%		1,222,181
Net Assets - 100.00%		$2,722,929

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
VIX Futures - Cboe, expires January 2023	(34)	$(823,870)	$(785,355)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(568,190)	(564,542)	3,648
				$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of December 31, 2022

	Shares	Value
Money Market Fund – 55.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,500,748), 4.15%**	$1,500,748	$1,500,748
Other Assets Less Liabilities – 44.9%		1,222,181
Net Assets - 100.00%		$2,722,929

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
VIX Futures - Cboe, expires January 2023	(34)	$(823,870)	$(785,355)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(568,190)	(564,542)	3,648
				$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022(a)	2023	2022	2023	2022(a)
Investment Income
Interest	$50,901	$7,951	$114,802	$10,824	$50,901	$7,951	$114,802	$10,824
Expenses
Management fee	21,149	11,178	50,124	32,317	21,149	11,178	50,124	32,317
Management fee waived	-	(8,103)	(9,696)	(16,038)	-	(8,103)	(9,696)	(16,038)
Net management fee	21,149	3,075	40,428	16,279	21,149	3,075	40,428	16,279
Net investment income (loss)	29,752	4,876	74,374	(5,455)	29,752	4,876	74,374	(5,455)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	311,010	155,815	1,198,945	(706,217)	311,010	155,815	1,198,945	(706,217)
Change in net unrealized (depreciation) on futures contracts	(195,249)	(58,568)	(136,158)	(11,762)	(195,249)	(58,568)	(136,158)	(11,762)
Net realized and unrealized gain (loss)	115,761	97,247	1,062,787	(717,979)	115,761	97,247	1,062,787	(717,979)

Net increase (decrease) in net assets resulting from operations	$145,513	$102,123	$1,137,161	$(723,434)	$145,513	$102,123	$1,137,161	$(723,434)

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022(a)	2023	2022	2023	2022(a)
Shareholders’ equity, beginning of period	$3,714,577	$2,174,240	$2,722,929	$100	$3,714,577	$2,174,240	$2,722,929	$100
Shares issued	1,241,345	-	1,241,345	2,999,697	1,241,345	-	1,241,345	2,999,697
Net investment income (loss)	29,752	4,876	74,374	(5,455)	29,752	4,876	74,374	(5,455)
Net realized gain (loss)	311,010	155,815	1,198,945	(706,217)	311,010	155,815	1,198,945	(706,217)
Change in net unrealized appreciation (depreciation)	(195,249)	(58,568)	(136,158)	(11,762)	(195,249)	(58,568)	(136,158)	(11,762)
Net increase (decrease) in net assets resulting from operations	145,513	102,123	1,137,161	(723,434)	145,513	102,123	1,137,161	(723,434)
Shareholders’ equity, end of period	$5,101,435	$2,276,363	$5,101,435	$2,276,363	$5,101,435	$2,276,363	$5,101,435	$2,276,363
Share Transactions
Beginning of period	150,005	150,005	150,005	5	150,005	150,005	150,005	5
Shares Issued	50,000	-	50,000	150,000	50,000	-	50,000	150,000
End of period	200,005	150,005	200,005	150,005	200,005	150,005	200,005	150,005

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022(a)	2023	2022(a)
Cash flow from operating activities
Net income (loss)	$1,137,161	$(723,434)	$1,137,161	$(723,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(1,265,472)	(1,492,454)	(1,265,472)	(1,492,454)
Change in net unrealized appreciation on futures contracts	136,158	11,762	136,158	11,762
Decrease (Increase) in interest receivable	(14,228)	(3,362)	(14,228)	(3,362)
Increase (Decrease) in payable to Sponsor	7,453	1,068	7,453	1,068
Net cash provided by (used in) operating activities	1,072	(2,206,420)	1,072	(2,206,420)
Cash flow from proceeds from financing activities
Proceeds from addition of shares	1,241,345	2,999,697	1,241,345	2,999,697
Net increase (decrease) in cash	1,242,417	793,277	1,242,417	793,277
Cash, beginning of period	1,176,259	100	1,176,259	100
Cash, end of period	$2,418,676	$793,377	$2,418,676	$793,377

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	2,418,576	793,277	2,418,576	793,277
Cash, end of period	$2,418,676	$793,377	$2,418,676	$793,377

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The Trust and the Fund had no operations prior to January 12, 2022, other than matters relating to its organization, the registration of the Fund under the Securities Act of 1933, as amended, and the sale and issuance to Dynamic Shares, LLC, a Delaware limited liability company (the “Sponsor”) of five Shares at an aggregate purchase price of $100 in the Fund.

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

The Sponsor also serves as the Fund’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Fund is a commodity pool, as defined under the Commodity Exchange Act (the “CEA”), and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), these financial statements are presented for the Trust as a whole, as the SEC registrant and the Fund individually. The liabilities and expenses incurred, contracted for or otherwise existing with respect to each series of the Trust shall be enforceable only against the assets of each series of the Trust and not against the assets of the Trust generally or any other series.

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

September 30, 2023

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2023 and September 30, 2022, and represents cash and segregated cash balances with brokers for futures contracts.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund shares for the period ended September 30, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended September 30, 2023.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

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

September 30, 2023

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

The following table summarizes the valuation of investments as of September 30, 2023, using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$2,766,220	$(93,995)
Dynamic Shares Trust (combined)	$2,766,220	$(93,995)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.
Amounts shown for futures is depreciation as presented in the Statements of Financial Condition.

For the period ended September 30, 2023, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

The following table summarizes the valuation of investments as of December 31, 2022, using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163
Dynamic Shares Trust (combined)	$1,500,748	$42,163

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.
Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

For the period ended December 31, 2022, there were no transfers into or out of Level 3 and no Level 3 securities held.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

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

Fair Value of Derivative Instruments as of September 30, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	-	-	Unrealized on open futures contracts	$(93,995)
Dynamic Shares Trust (combined)	Equity risk	-	-	Unrealized on open futures contracts	$(93,995)

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$42,163	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	$42,163	-	-

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$311,010	$(195,249)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$311,010	$(195,249)

For the nine months ended September 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$1,198,945	$(136,158)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$1,198,945	$(136,158)

For the three months ended September 30, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$155,815	$(58,568)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$155,815	$(58,568)

For the nine months ended September 30, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$(706,217)	$(11,762)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$(706,217)	$(11,762)

The following tables represent the average notional values, which serve as an indicator of volume for the futures:

For the three months ended September 30, 2023

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,742,335)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,742,335)

For the nine months ended September 30, 2023

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,379,514)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,379,514)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

For the three months ended September 30, 2022

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(250,795)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(250,795)

For the nine months ended September 30, 2022

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(884,503)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(884,503)

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

September 30, 2023

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

September 30, 2023

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

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

Dynamic Short Short-Term Volatility Futures ETF

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022(a)
Per Share Operating Performance
Net asset value, beginning of period	$24.76	$14.49	$18.15	$20.00
Net investment income (loss) (b)	0.17	0.03	0.47	(0.04)
Net realized and unrealized gain (loss)	0.58	0.66	6.89	(4.78)
Net asset value, end of period	$25.51	$15.18	$25.51	$15.18
Market value per share, beginning of period	$19.57	$14.45	$18.13	$20.00
Market value per share, end of period	$25.56	$15.18	$25.56	$15.18
Total Return, at net asset value (c)	3.03%	4.76%	40.55%	(24.10)%
Total Return, at market value (c)	30.61%	5.05%	40.98%	(24.10)%
Ratios to Average Net Assets (d)
Gross expense	1.85%	1.85%	1.85%	1.85%
Net expense	1.85%	0.50%	1.51%	0.94%
Net investment income (loss)	2.60%	0.82%	2.78%	(0.31)%

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	Calculated using the average shares method.
(c)	Not annualized
(d)	Annualized

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

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

September 30, 2023

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2023

(unaudited)

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023, and the nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022(a)
Net Assets beginning of period	$3,714,577	$2,174,240	$2,722,929	$100
Net Assets end of period	5,101,435	2,276,363	5,101,435	2,276,363
Percentage change in net assets	37.34%	4.70%	87.35%	N/A
Shares outstanding beginning of period	150,005	150,005	150,005	5
Shares outstanding end of period	200,005	150,005	200,005	150,005
Percentage change in shares outstanding	33.33%	0.00%	33.33%	N/A
Shares created	50,000	-	50,000	150,000
Shares redeemed	-	-	-	-
Per share NAV beginning of period	$24.76	$14.49	$18.15	$20.00
Per share NAV end of period	$25.51	$15.18	$25.51	$15.18
Percentage change in per share NAV	3.03%	4.76%	40.55%	(24.10)%

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

The Fund is actively managed and does not track an index.

The Fund’s per share NAV increased by 3.03% for the three months ended September 30, 2023. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base. The Fund’s per share NAV increased by 4.76% for the three months ended September 30, 2022. The increase in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023, and the nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022(a)
Net investment income (loss)	$29,752	$4,876	$74,375	$(5,455)
Net Management fee	21,149	3,075	40,428	16,279
Net realized gain (loss)	311,010	155,815	1,198,945	(706,217)
Change in net unrealized appreciation (depreciation)	(195,249)	(58,568)	(136,158)	(11,762)
Net Income (loss) from operations	145,513	102,123	1,137,161	(723,434)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023 and the nine months ended September 30, 2022, the Fund earned interest income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(a)
Interest Income	$50,901	$7,951	$114,802	$10,824

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 14, 2023, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of September 30, 2023, the Fund’s futures positions were as follows:

Futures Positions as of September 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	October 2023	(58)	$17.77	1,000	$(1,030,730)	$(88,080)
VIX Futures	Short	November 2023	(39)	18.25	1,000	(711,606)	(5,915)

As of September 30, 2022, the Fund’s positions were as follows:

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	October 2022	(5)	$31.52	1,000	$(157,580)	$(7,853)
VIX Futures	Short	November 2022	(3)	31.07	1,000	(93,215)	(3,909)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of September 30, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	November 14, 2023

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	November 14, 2023

