Form 10-K/A
period 2022-12-31
Dynamic Shares Trust
filed 2024-01-24
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the Fund’s shares held by non-affiliates as of March 31, 2023 was $1,771,828.

As of March 31, 2023, the registrant had 150,005 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Report”) is filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for fiscal year ended December 31, 2022 (“Original Report”) of Dynamic Shares Trust (the “Trust”) solely to present the combined financial information for the Trust, in addition to that of the Dynamic Short Short-Term Volatility Futures ETF that was included in the Original Report.

Except for the foregoing, the Amended Report speaks as of the filing date of the Original Report and does not update or discuss any other development after the date of the Original Report. This Amended Report restates only those portions of the Original Report affected by the above changes.

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

b.

	Title of Securities Registered	Amount Registered as of December 31, 2022	Shares Sold for the Three Months Ended December 31, 2022	Sale Price of Shares Sold for the Three Months Ended December 31, 2022	Shares Sold For the Year Ended December 31, 2022	Sale Price of Shares Sold For the Year Ended December 31, 2022
Dynamic Short Short-Term Volatility Futures ETF	Common Units of Beneficial Interest	$100,000,000	-	-	150,000	$2,999,697
Dynamic Shares Trust (combined) (Note 3)	Common Units of Beneficial Interest	$100,000,000	-	-	150,000	$2,999,697

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

In accordance with the request from the Securities and Exchange Commission (SEC), this amended Form 10-K for Dynamic Shares Trust includes the inclusion of registrant level financial statements. We wish to clarify for our investors and stakeholders that, due to the structure of our organization, these registrant level financial statements are identical to the fund level financial statements of our sole fund, the Dynamic Short Short-Term Volatility Futures ETF. Dynamic Shares Trust, as the registrant, operates through its single fund, the Dynamic Short Short-Term Volatility Futures ETF. It is important to note that the inclusion of these registrant level financial statements does not reflect any changes in the financial condition, results of operations, or cash flows of the Trust or the Fund from those previously reported. Instead, this amendment serves to enhance transparency and compliance in line with SEC regulations, providing a more comprehensive view of our financial reporting. We remain committed to maintaining the highest standards of financial reporting and transparency.

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

During the years ended December 31, 2022 and 2021, the earned total income as follows:

	Total Income Year Ended December 31, 2022	Total Income Period Ended December 31, 2021(a)
Dynamic Short Short-Term Volatility Futures ETF	$24,109	$0
Dynamic Shares Trust (combined) (Note 3)	$24,109	$0

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Results of Operations for the Year Ended December 31, 2022 and December 31, 2021

Fund Performance

The following table provides summary performance information for the Fund for the periods ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022	Year Ended (a) December 31, 2021
Net Assets beginning of period	$100	$100
Net Assets end of period	2,722,929	100
Percentage change in net assets	2,722,829%	0%
Shares outstanding beginning of period	5	5
Shares outstanding end of period	150,005	5
Percentage change in shares outstanding	3,000,000.00%	0%
Shares created	150,005	5
Shares redeemed	-	-
Per share NAV beginning of period	$20.00	$20.00
Per share NAV end of period	$18.15	$20.00
Percentage change in per share NAV	(9.25)%	0.00%

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 7, 2023, BBD, LLP, the Registrant’s independent registered public accounting firm, merged with Cohen & Company, Ltd. As a result of the merger, BBD, LLP resigned as the independent registered public accounting firm for the Registrant. The Sponsor of the Fund appointed Cohen & Company, Ltd. as the independent registered public accounting firm on March 7, 2023.

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

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by BBD, LLP (BBD) for the years ended December 31, 2022 and 2021 were as follows:

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	January 24, 2024

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	January 24, 2024

Dynamic Shares Trust

Financial Statements as of December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

Dynamic Shares Trust, comprised of Dynamic Short Short-Term Volatility Futures ETF

Opinion on the Financial Statements

We have audited the combined statements of financial condition, including the schedule of investments (for December 31, 2022), of Dynamic Shares Trust (the “Trust”), as of December 31, 2022 and 2021, and the related combined statements of operations, cash flows, and changes in shareholders’ equity, and the related notes for the year ended December 31, 2022 and for the period April 28, 2021 (effective date) to December 31, 2021 (collectively referred to as the “combined financial statements”). We have also audited the statements of financial condition, including the schedule of investments (for December 31, 2022), of Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), as of December 31, 2022 and 2021, and the related statements of operations, cash flows, and changes in shareholders’ equity, and the related notes for the year ended December 31, 2022 and for the period April 28, 2021 (effective date) to December 31, 2021 (collectively referred to as the “individual financial statements”). In our opinion, the combined and individual financial statements present fairly, in all material respects, the combined and individual financial position of the Fund and Trust as of December 31, 2022 and 2021, the results of their combined and individual operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2022 and for the period April 28, 2021 to December 21, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the financial statements, the financial statements have been restated to correct certain misstatements.

Basis for Opinion

These combined and individual financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the combined and individual financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust and Fund are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust and Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined and individual financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined and individual financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined and individual financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust and Fund’s auditor since 2023.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

January 23, 2024

COHEN & COMPANY, LTD.

800.229.1099 | 866.818.4538 fax | cohencpa.com

Registered with the Public Company Accounting Oversight Board

PCAOB ID #925

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Assets
Investments at value (cost $1,500,748, $0, $1,500,748 and $0, respectively)	$1,500,748	$-	$1,500,748	$-
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	1,176,159	-	1,176,159	-
Unrealized on open futures contracts	42,163	-	42,163	-
Interest receivable	4,857	-	4,857	-
Total assets	2,724,027	100	2,724,027	100
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,098	-	1,098	-
Total liabilities	1,098	-	1,098	-
Shareholders’ equity
Shareholders’ equity	2,722,929	100	2,722,929	100
Total liabilities and shareholders’ equity	$2,724,027	$100	$2,724,027	$100
Net assets	$2,722,929	$100	$2,722,929	$100
Shares outstanding	150,005	5	150,005	5
Net asset value per share	$18.15	$20.00	$18.15	$20.00
Market value per share	$18.13	$-	$18.13	$-

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
			$42,163

Dynamic Shares Trust (combined) (Note 3)

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
			$42,163

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2022(a)	2021(b)	2022(a)	2021(b)
Investment Income
Interest	$24,109	$-	$24,109	$-
Expenses
Management fee	43,996	-	43,996	-
Management fee waived	(24,697)	-	(24,697)	-
Net management fee	19,299	-	19,299	-
Net investment income (loss)	4,810	-	4,810	-
Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	(323,841)	-	(323,841)	-
Change in net unrealized appreciation on futures contracts	42,163	-	42,163	-
Net realized and unrealized gain (loss)	(281,678)	-	(281,678)	-
Net increase (decrease) in net assets resulting from operations	$(276,868)	$-	$(276,868)	$-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2022(a)	2021(b)	2022(a)	2021(b)
Shareholders’ equity, beginning of period	$100	$-	$100	$-
Addition of 150,000, 5, 150,000 and 5 shares, respectively	2,999,697	100	2,999,697	100
Net investment income (loss)	4,810	-	4,810	-
Net realized gain (loss)	(323,841)	-	(323,841)	-
Change in net unrealized appreciation (depreciation)	42,163	-	42,163	-
Net increase (decrease) in net assets resulting from operations	(276,868)	-	(276,868)	-
Shareholders’ equity, end of period	$2,722,929	$100	$2,722,929	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2022(a)	2021(b)	2022(a)	2021(b)
Cash flow from operating activities
Net decrease in net assets resulting from operations	$(276,868)	$-	$(276,868)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(1,500,748)	-	(1,500,748)	-
Net realized gain (loss) on futures contracts	(42,163)		(42,163)
Decrease (Increase) in interest receivable	(4,857)	-	(4,857)	-
Increase (Decrease) in payable to Sponsor	1,098	-	1,098	-
Net cash provided by (used in) operating activities	(1,546,670)	-	(1,546,670)	-
Cash flow from proceeds from financing activities
Proceeds from addition of shares	2,999,697	100	2,999,697	100
Net increase (decrease) in cash	1,176,159	100	1,176,159	100
Cash, beginning of period	100	-	100	-
Cash, end of period	$1,176,259	$100	$1,176,259	$100

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	1,176,159	-	1,176,159	-
Cash, end of period	$1,176,259	$100	$1,176,259	$100

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.

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

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices	Level II – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163	$1,542,911
Dynamic Shares Trust (combined) (Note 3)	$1,500,748	$42,163	$1,542,911

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments, Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

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

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for each of the fiscal periods ended December 31, 2022 and December 31, 2021.

NOTE 4 – INVESTMENTS

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

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$42,163	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized loss on investment activity	($323,841)	$42,163
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized loss on investment activity	($323,841)	$42,163

The Fund and the Trust commenced investment operations on January 12, 2022 and, therefore, did not hold any derivative positions at any time during the fiscal year-ended December 31, 2021.

NOTE 5 – AGREEMENTS

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

Note 6 – CREATION AND REDEMPTION OF CREATION UNITS

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

Transaction fees for the years ended December 31, 2022 and 2021, were:

Year Ended December 31, 2022	Year Ended December 31, 2021 (a)
$1,000	$0

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the year /period ended

Dynamic Short Short-Term Volatility Futures ETF

	Year/Period Ended December 31,
	2022 (a)		2021 (b)
Per Share Operating Performance
Net asset value, beginning of period	$20.00		$20.00
Net investment income (loss)	0.03		-
Net realized and unrealized gain (loss)	(1.88)		-
Net asset value, end of period	$18.15		$20.00
Market value per share, beginning of period	$20.00		20.00
Market value per share, end of period	$18.13		20.00
Total Return, at net asset value*	(9.25)%		0.00%
Total Return, at market value*	(9.35)%		0.00%
Ratios to Average Net Assets**
Gross expense	1.85%		0.00%
Net expense	0.79	%(c)	0.00%
Net investment income	0.20%		0.00%
Portfolio turnover	-		-

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.
(b)	For the period April 28, 2021 (Fund’s effective date) to December 31, 2021.
(c)	This includes the additional voluntary waiver by the Sponsor during the period which resulted in a 1.06% impact to the net expense ratio.
*	not annualized
**	annualized

NOTE 8 – RISK

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Fund’s financial statements through this date.

