Form 10-Q/A
period 2023-03-31
Dynamic Shares Trust
filed 2024-01-24
CIK 1771951

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (“Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2023 (“Original Report”) of Dynamic Shares Trust (the “Trust”) solely to present the combined financial information for the Trust, in addition to that of the Dynamic Short Short-Term Volatility Futures ETF that was included in the Original Report.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	March 31, 2023	December 31,	March 31, 2023	December 31,
	(unaudited)	2022	(unaudited)	2022
Assets
Investments at value (cost $1,512,766, $1,500,748, $1,512,766 and $1,500,748, respectively)	$1,512,766	$1,500,748	$1,512,766	$1,500,748
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	1,282,875	1,176,159	1,282,875	1,176,159
Unrealized on open futures contracts	134,828	42,163	134,828	42,163
Interest receivable	6,435	4,857	6,435	4,857
Total assets	2,937,004	2,724,027	2,937,004	2,724,027
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,337	1,098	1,337	1,098
Total liabilities	1,337	1,098	1,337	1,098
Shareholders’ equity
Shareholders’ equity	2,935,667	2,722,929	2,935,667	2,722,929
Total liabilities and shareholders’ equity	$2,937,004	$2,724,027	$2,937,004	$2,724,027
Net assets	$2,935,667	$2,722,929	$2,935,667	$2,722,929
Shares outstanding	150,005	150,005	150,005	150,005
Net asset value per share	$19.57	$18.15	$19.57	$18.15
Market value per share	$19.57	$18.13	$19.57	$18.13

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

Money Market Fund – 51.7%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,512,766), 4.89%*	1,512,766	$1,512,766
Other Assets Less Liabilities – 48.3%		1,422,901
Net Assets – 100.00%		$2,935,667

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	(39)	$(809,804)	$111,446
VIX Futures – Cboe, expires May 2023	(28)	(619,598)	23,382
			$134,828

*	Represents 7-day SEC yield as of March 31, 2023.

Dynamic Shares Trust (combined) (Note 3)

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

Money Market Fund – 51.7%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,512,766), 4.89%*	1,512,766	$1,512,766
Other Assets Less Liabilities – 48.3%		1,422,901
Net Assets – 100.00%		$2,935,667

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	(39)	$(809,804)	$111,446
VIX Futures – Cboe, expires May 2023	(28)	(619,598)	23,382
			$134,828

*	Represents 7-day SEC yield as of March 31, 2023.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULES OF INVESTMENTS

December 31, 2022

Money Market Fund – 65.6%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,500,748), 4.15%**	1,500,748	$1,500,748
Other Assets Less Liabilities – 34.4%		1,222,181
Net Assets – 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,335)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

Dynamic Shares Trust (combined) (Note 3)

SCHEDULES OF INVESTMENTS

December 31, 2022

Money Market Fund – 65.6%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,500,748), 4.15%**	1,500,748	$1,500,748
Other Assets Less Liabilities – 34.4%		1,222,181
Net Assets – 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,335)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended	Three Months Ended (a)	Three Months Ended	Three Months Ended (a)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Investment Income
Interest	$24,427	$266	$24,427	$266
Expenses
Management fee	13,284	10,203	13,284	10,203
Management fee waived	(9,696)	-	(9,696)	-
Net management fee	3,588	10,203	3,588	10,203
Net investment income (loss)	20,839	(9,937)	20,839	(9,937)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	99,234	(520,727)	99,234	(520,727)
Change in net unrealized appreciation on futures contracts	92,665	214,882	92,665	214,882
Net realized and unrealized gain (loss)	191,899	(305,845)	191,899	(305,845)

Net increase (decrease) in net assets resulting from operations	$212,738	$(315,782)	$212,738	$(315,782)

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended	Three Months Ended (a)	Three Months Ended	Three Months Ended (a)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Shareholders’ equity, beginning of period	$2,722,929	$100	$2,722,929	$100
Addition of shares	-	2,999,696	-	2,999,696
Net investment income (loss)	20,839	(9,937)	20,839	(9,937)
Net realized gain (loss)	99,234	(520,727)	99,234	(520,727)
Change in net unrealized appreciation (depreciation)	92,665	214,882	92,665	214,882
Net increase (decrease) in net assets resulting from operations	212,738	(315,782)	212,738	(315,782)
Shareholders’ equity, end of period	$2,935,667	$2,683,914	$2,935,667	$2,683,914

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)
Shares sold	-	150,000	-	150,000
Shares redeemed	-	-	-	-
Net increase	-	150,000	-	150,000

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited) (a)
Amount sold	-	$2,999,696	-	$2,999,696
Amount redeemed	-	-	-	-
Net increase	-	$2,999,696	-	$2,999,696

(a)	The Fund and the Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	For the Period Ended	For the Period Ended (a)	For the Period Ended	For the Period Ended (a)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cash flow from operating activities
Net income (loss)	$212,738	$(315,782)	$212,738	$(315,782)
Adjustments to reconcile net income (loss) to net Cash provided by (used in) operating activities:
Net purchases of short term investments	(12,018)	-	(12,018)	-
Change in net unrealized appreciation on futures contracts	(92,665)	(214,882)	(92,665)	(214,882)
Decrease (Increase) in interest receivable	(1,578)	(236)	(1,578)	(236)
Increase (Decrease) in payable to Sponsor	239	3,968	239	3,968
Net cash provided by (used in) operating activities	106,716	(526,932)	106,716	(526,932)
Cash flow from proceeds from financing activities
Proceeds from addition of shares	-	2,999,696	-	2,999,696
Net increase (decrease) in cash	106,716	2,472,764	106,716	2,472,764
Cash, beginning of period	1,176,259	100	1,176,259	100
Cash, end of period	$1,282,975	$2,472,864	$1,282,975	$2,472,864

Cash Represents:
Cash	$100	$100	$100	$100
Cash equivalents	-	1,993,998	-	1,993,998
Segregated collateral with brokers for futures contracts	1,282,875	478,766	1,282,875	478,766
Cash, end of period	$1,282,975	$2,472,864	$1,282,975	$2,472,864

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

The following table summarizes the valuation of investments at March 31, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*	Total
Dynamic Short Short-Term Volatility Futures ETF	$1,512,766	$134,828	$1,647,594
Dynamic Shares Trust (combined) (Note 3)	$1,512,766	$134,828	$1,647,594

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

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

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for each of the fiscal periods ended March 31, 2023, December 31, 2022 and March 31, 2022.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2023

(unaudited)

Fair Value of Derivative Instruments as of March 31, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized appreciation on open futures contracts	$134,828	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized appreciation on open futures contracts	$134,828	-	-

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$42,163	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain on investment activity	$99,234	$92,665
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized gain on investment activity	$99,234	$92,665

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended March 31, 2023:

	Derivative Type	Type	Notional Value
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$1,429,402
Dynamic Shares Trust (combined) (Note 3)	Futures	Equity risk	$1,429,402

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized loss on investment activity	$(323,841)	$42,163
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized loss on investment activity	$(323,841)	$42,163

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended December 31, 2022:

	Derivative Type	Type	Notional Value
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$1,349,877
Dynamic Shares Trust (combined) (Note 3)	Futures	Equity risk	$1,349,877

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

NOTE 7 – FINANCIAL HIGHLIGHTS

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

In accordance with the request from the Securities and Exchange Commission (SEC), this amended Form 10-Q for Dynamic Shares Trust includes the inclusion of registrant level financial statements. We wish to clarify for our investors and stakeholders that, due to the structure of our organization, these registrant level financial statements are identical to the fund level financial statements of our sole fund, the Dynamic Short Short-Term Volatility Futures ETF. Dynamic Shares Trust, as the registrant, operates through its single fund, the Dynamic Short Short-Term Volatility Futures ETF. It is important to note that the inclusion of these registrant level financial statements does not reflect any changes in the financial condition, results of operations, or cash flows of the Trust or the Fund from those previously reported. Instead, this amendment serves to enhance transparency and compliance in line with SEC regulations, providing a more comprehensive view of our financial reporting. We remain committed to maintaining the highest standards of financial reporting and transparency.

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

