Form 10-Q/A
period 2023-06-30
Dynamic Shares Trust
filed 2024-01-24
CIK 1771951

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

Explanatory note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2023 (“Original Report”) of Dynamic Shares Trust (the “Trust”) solely to present the combined financial information for the Trust, in addition to that of the Dynamic Short Short-Term Volatility Futures ETF that was included in the Original Report.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short- Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	June 30, 2023 (a)	December 31, 2022	June 30, 2023 (a)	December 31, 2022
Assets
Investments at value (cost $1,520,040, $1,500,748, $1,520,040 and $1,500,748, respectively)	$1,520,040	$1,500,748	$1,520,040	$1,500,748
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	2,085,705	1,176,159	2,085,705	1,176,159
Unrealized on open futures contracts	101,254	42,163	101,254	42,163
Interest receivable	13,478	4,857	13,478	4,857
Total assets	3,720,577	2,724,027	3,720,577	2,724,027
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,000	1,098	6,000	1,098
Total liabilities	6,000	1,098	6,000	1,098
Shareholders’ equity
Shareholders’ equity	3,714,577	2,722,929	3,714,577	2,722,929
Total liabilities and shareholders’ equity	$3,720,577	$2,724,027	$3,720,577	$2,724,027
Net assets	$3,714,577	$2,722,929	$3,714,577	$2,722,929
Shares outstanding	150,005	150,005	150,005	150,005
Net asset value per share	$24.76	$18.15	$24.76	$18.15
Market value per share	$24.74	$18.13	$24.74	$18.13

(a)	unaudited

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of June 30, 2023

(Unaudited)

Money Market Fund - 40.9%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,520,040), 5.01%*	$1,520,040	$1,520,040
Other Assets Less Liabilities - 59.1%		2,194,537
Net Assets - 100.00%		$3,714,577

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires July 2023	(36)	$(540,396)	$85,170
VIX Futures - Cboe, expires August 2023	(26)	$(426,408)	16,084
			$101,254

*	Represents 7-day SEC yield as of June 30, 2023.

Dynamic Shares Trust (combined) (Note 3)

SCHEDULE OF INVESTMENTS

As of June 30, 2023

(Unaudited)

Money Market Fund - 40.9%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,520,040), 5.01%*	$1,520,040	$1,520,040
Other Assets Less Liabilities - 59.1%		2,194,537
Net Assets - 100.00%		$3,714,577

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires July 2023	(36)	$(540,396)	$85,170
VIX Futures - Cboe, expires August 2023	(26)	$(426,408)	16,084
			$101,254

*	Represents 7-day SEC yield as of June 30, 2023.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of December 31, 2022

	Shares	Value
Money Market Fund - 40.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,500,748), 4.15%**	$1,500,748	$1,500,748
Other Assets Less Liabilities - 32.9%		1,222,181
Net Assets - 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,355)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

Dynamic Shares Trust (combined) (Note 3)

SCHEDULE OF INVESTMENTS

As of December 31, 2022

	Shares	Value
Money Market Fund - 40.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,500,748), 4.15%**	$1,500,748	$1,500,748
Other Assets Less Liabilities - 32.9%		1,222,181
Net Assets - 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,355)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

**	Represents 7-day SEC yield as of December 31, 2022.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022(a)	2023	2022(a)	2023	2022(a)	2023	2022(a)
Investment Income
Interest	$39,474	$2,607	$63,901	$2,873	$39,474	$2,607	$63,901	$2,873
Expenses
Management fee	15,690	10,935	28,974	21,138	15,690	10,935	28,974	21,138
Management fee waived	-	(7,935)	(9,696)	(7,935)	-	(7,935)	(9,696)	(7,935)
Net management fee	15,690	3,000	19,278	13,203	15,690	3,000	19,278	13,203
Net investment income (loss)	23,784	(393)	44,623	(10,330)	23,784	(393)	44,623	(10,330)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	788,700	(341,305)	887,934	(862,032)	788,700	(341,305)	887,934	(862,032)
Change in net unrealized appreciation on futures contracts	(33,574)	(168,076)	59,091	46,806	(33,574)	(168,076)	59,091	46,806
Net realized and unrealized gain (loss)	755,126	(509,381)	947,025	(815,226)	755,126	(509,381)	947,025	(815,226)

Net increase (decrease) in net assets resulting from operations	$778,910	$(509,774)	$991,648	$(825,556)	$778,910	$(509,774)	$991,648	$(825,556)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022(a)	2023	2022(a)	2023	2022(a)	2023	2022(a)
Shareholders’ equity, beginning of period	$2,935,667	$2,684,014	$2,722,929	$100	$2,935,667	$2,684,014	$2,722,929	$100
Addition of 0, 0, 0, 150,000, 0, 0, 0, and 150,000 shares, respectively	-	-	-	2,999,696	-	-	-	2,999,696
Net investment income (loss)	23,784	(393)	44,623	(10,330)	23,784	(393)	44,623	(10,330)
Net realized gain (loss)	788,700	(341,305)	887,934	(862,032)	788,700	(341,305)	887,934	(862,032)
Change in net unrealized appreciation (depreciation)	(33,574)	(168,076)	59,091	46,806	(33,574)	(168,076)	59,091	46,806
Net increase (decrease) in net assets resulting from operations	778,910	(509,774)	991,648	(825,556)	778,910	(509,774)	991,648	(825,556)
Shareholders’ equity, end of period	$3,714,577	$2,174,240	$3,714,577	$2,174,240	$3,714,577	$2,174,240	$3,714,577	$2,174,240

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(Unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022(a)	2023	2022(a)
Cash flow from operating activities
Increase (decrease) in net assets resulting from operations	$991,648	$(825,556)	$991,648	$(825,556)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net purchases of short term investments	(19,292)	(1,489,509)	(19,292)	(1,489,509)
Change in net unrealized appreciation on futures contracts	(59,091)	(46,806)	(59,091)	(46,806)
Decrease (Increase) in interest receivable	(8,621)	(1,281)	(8,621)	(1,281)
Increase (Decrease) in payable to Sponsor	4,902	917	4,902	917
Net cash provided by (used in) operating activities	909,546	(2,362,235)	909,546	(2,362,235)
Cash flow from proceeds from financing activities
Proceeds from addition of shares	-	2,999,696	-	2,999,696
Net increase (decrease) in cash	909,546	637,461	909,546	637,461
Cash, beginning of period	1,176,259	100	1,176,259	100
Cash, end of period	$2,085,805	$637,561	$2,085,805	$637,561

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	2,085,705	637,461	2,085,705	637,461
Cash, end of period	$2,085,805	$637,561	$2,085,805	$637,561

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

June 30, 2023

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

The following table summarizes the valuation of investments as of June 30, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,520,040	$101,254
Dynamic Shares Trust (combined) (Note 3)	$1,520,040	$101,254

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.
Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163
Dynamic Shares Trust (combined) (Note 3)	$1,500,748	$42,163

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments.
Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for each of the fiscal periods ended June 30, 2023, December 31, 2022 and June 30, 2022.

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

Fair Value of Derivative Instruments as of June 30, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$101,254	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$101,254	-	-

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$42,163	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$42,163	-	-

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2023

(unaudited)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$788,700	$(33,574)
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized gain (loss) on investment activity	$788,700	$(33,574)

For the six months ended June 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$887,934	$59,091
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized gain (loss) on investment activity	$887,934	$59,091

For the three months ended June 30, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$(341,305)	$(168,076)
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized gain (loss) on investment activity	$(341,305)	$(168,076)

For the six months ended June 30, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$(862,032)	$46,806
Dynamic Shares Trust (combined) (Note 3)

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

NOTE 9 – CONCENTRATION OF RISK

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

NOTE 10 – SUBSEQUENT EVENTS

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

As of June 30, 2022, the Fund’s positions were as follows:

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	July 2022	(19)	$28.56	1,000	$(542,684)	$41,930
VIX Futures	Short	August 2022	(18)	29.18	1,000	(525,193)	4,876

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

