Form 10-K
period 2023-12-31
Dynamic Shares Trust
filed 2024-04-01
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Fund’s shares held by non-affiliates as of February 29, 2024 was $5,335,549.

As of February 29, 2024, the registrant had 250,005 shares outstanding.

Auditor Firm ID:	Auditor Name:	Auditor Location:
925	Cohen & Company, Ltd.	Philadelphia, Pennsylvania, United States

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

The CEA requires all futures commission merchants (“FCMs”) to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Failure of the FCMs to segregate assets may increase losses in the Fund” in this Annual Report on Form 10-K.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2023, the S&P 500 included companies with a total of $32.13 trillion market cap. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Underlying Benchmark	Create/Redeem Cutoff*	NAV Calculation Time

S&P 500 VIX Short-Term Futures Index	2:00p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2023.

*	Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 7 of the Notes to Financial Statements of this Form 10-K for more information.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Sponsor recognizes the importance of managing cybersecurity risks to protect its business operations, clients, and stakeholders. The Sponsor has implemented a comprehensive Cybersecurity Policies and Procedures Plan for the Fund, which outlines our approach to identifying, assessing, and mitigating cybersecurity threats and vulnerabilities in alignment with industry standards and best practices.

Risk Management and Strategy

Cybersecurity Risk Assessment and Management: The Fund has established a risk-based cybersecurity framework to manage cybersecurity risks effectively. This framework includes regular assessments of its information systems, physical and virtual infrastructure, and the data therein, to identify potential cybersecurity threats and vulnerabilities. Our cybersecurity strategy is integrated into the Fund’s overall risk management processes, with specific consideration given to the confidentiality, integrity, and availability of our information systems.

Third-Party Service Providers: The Fund engages with various third-party service providers for critical operations and services. The Sponsors conducts rigorous cybersecurity risk assessments of all vendors and business partners with access to our networks or sensitive information. These assessments ensure that third-party cybersecurity policies are robust and align with our cybersecurity standards.

Material Impact of Cybersecurity Threats: To date, there have been no material cybersecurity incidents that have significantly impacted the Fund’s business strategy, results of operations, or financial condition. The Sponsor continue to monitor our systems and processes to mitigate potential cybersecurity risks actively.

Governance

Sponsor Oversight: The Sponsor of the Fund has a fundamental role in overseeing the Fund’s cybersecurity risk management. The Sponsor receives regular updates on cybersecurity matters from management and third-party service providers, ensuring that cybersecurity risks are managed proactively at the highest level of the organization.

Management’s Role: Our management team Xinyu Jiang and Weixuan Zhang are responsible for overseeing the development, implementation, and ongoing management of the Fund’s Cybersecurity Policies and Procedures including the monitoring of our systems for potential cybersecurity events and the implementation of preventive and mitigative measures.

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

As of December 31, 2023, the Fund had 96  Shareholders.

The Fund made no distributions to Shareholders during the fiscal year ended December 31, 2023. The Fund has no obligation to make periodic distributions to Shareholders.

b.

	Title of Securities Registered	Amount Registered as of December 31, 2023	Shares Sold For the Three Months Ended December 31, 2023	Sale Price of Shares Sold For the Three Months Ended December 31, 2023	Shares Sold For the Year Ended December 31, 2023	Sale Price of Shares Sold For the Year Ended December 31, 2023
Dynamic Short Short-Term Volatility Futures ETF	Common Units of Beneficial Interest	$100,000,000	-	$-	100,000	$2,593,673
Dynamic Shares Trust (combined)	Common Units of Beneficial Interest	$100,000,000	-	$-	100,000	$2,593,673

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

In accordance with the request from the Securities and Exchange Commission (SEC), Form 10-K for Dynamic Shares Trust includes the inclusion of registrant level financial statements. We wish to clarify for our investors and stakeholders that, due to the structure of our organization, these registrant level financial statements are identical to the fund level financial statements of our sole fund, the Dynamic Short Short-Term Volatility Futures ETF. Dynamic Shares Trust, as the registrant, operates through its single fund, the Dynamic Short Short-Term Volatility Futures ETF. It is important to note that the inclusion of these registrant level financial statements does not reflect any changes in the financial condition, results of operations, or cash flows of the Trust or the Fund from those previously reported. Instead, this amendment serves to enhance transparency and compliance in line with SEC regulations, providing a more comprehensive view of our financial reporting. We remain committed to maintaining the highest standards of financial reporting and transparency.

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

During the years ended December 31, 2023 and 2022, the earned total income as follows:

	Total Income Year Ended December 31,
	2023	2022(a)(b)
Dynamic Short Short-Term Volatility Futures ETF	$180,801	$24,109
Dynamic Shares Trust (combined)	$180,801	$24,109

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.
(b)	See Note 3.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.235 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Results of Operations for the Year Ended December 31, 2023 and December 31, 2022

Fund Performance

The following table provides summary performance information for the Fund for the periods ended December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2023	2022(a)
Net Assets beginning of period	$2,722,929	$100
Net Assets end of period	6,942,895	2,722,929
Percentage change in net assets	155%	2,722,829%
Shares outstanding beginning of period	150,005	5
Shares outstanding end of period	250,005	150,005
Percentage change in shares outstanding	67%	3000000%
Shares created	100,000	150,000
Shares redeemed	-	-
Per share NAV beginning of period	$18.15	$20.00
Per share NAV end of period	$27.77	$18.15
Percentage change in per share NAV	53.00%	(9.25)%

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

During the year ended December 31, 2023, the increase in the Fund’s Net Assets resulted primarily from an increase from 150,005 outstanding Shares at December 31, 2022 to 250,005 outstanding Shares at December 31, 2023. The decreased level of VIX futures price and the existence of contango between VIX Index and VIX futures price also contributed to the increase of the Fund’s NAV and Net Income.

The Fund’s per Share NAV increase of 53% for the year ended December 31, 2023, was primarily due to the decreased level of the VIX futures price and the existence of contango between VIX Index and VIX futures price.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2023 and the period ended December 31, 2022.

	Year Ended December 31,
	2023	2022(a)
Net investment income (loss)	$110,625	$4,810
Net Expenses	70,176	19,299
Net realized gain (loss)	1,475,884	(323,841)
Change in net unrealized appreciation (depreciation)	39,784	42,163
Net increase (decrease) in net assets resulting from operations	1,626,293	(276,868)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

The increase of the Fund’s net income was primarily due to the decreased level of VIX futures price and the existence of contango between VIX Index and VIX futures price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity, Equity Market Volatility Sensitivity, and Commodity Price Sensitivity

The Fund is exposed to equity market volatility risk through its holdings of VIX futures contracts. The table below provides information about the holdings of the Fund.

As of December 31, 2023 and December 31, 2022, the Fund’s futures positions were as follows:

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Gain (Loss)
VIX Futures	Short	January 2024	(58)	$14.05	1,000	$(814,970)	$54,687
VIX Futures	Short	February 2024	(41)	15.30	1,000	(627,111)	27,260

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Gain (Loss)
VIX Futures	Short	January 2023	(34)	$23.10	1,000	$(785,335)	$38,515
VIX Futures	Short	February 2023	(23)	24.55	1,000	(564,542)	3,648

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

Item 8. Financial Statements and Supplementary Data.

Statements of Operations for the three month period ended March 31, 2023, three month period ended June 30, 2023, three month period ended September 30, 2023, three month period ended December 31, 2023 and the year ended December 31, 2023.

	Three Months Ended (unaudited)				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023 (a)
Net investment income (loss)	$(9,937)	$(393)	$4,876	$116,079	$110,625
Net realized gain (loss)	(520,727)	(341,305)	155,815	2,182,101	1,475,884
Net unrealized gain (loss)	214,882	(168,076)	(58,568)	51,546	39,784
Net increase (decrease) in net assets resulting from operations	$(315,782)	$(509,774)	$102,123	$2,349,726	$1,626,293

(a)	The Fund’s per Share NAV increase of 53% for the year ended December 31, 2023 was primarily due to the decreased level of the VIX futures price and the existence of contango between VIX Index and VIX futures price.

Statements of Operations for the three month period ended March 31, 2022, three month period ended June 30, 2022, three month period ended September 30, 2022, three month period ended December 31, 2022, and the period ended December 31, 2022.

	Three Months Ended (unaudited)				Period Ended(a)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net investment income (loss)	$(9,937)	$(393)	$4,876	$10,264	$4,810
Net realized gain (loss)	(520,727)	(341,305)	155,815	382,376	(323,841)
Net unrealized gain (loss)	214,882	(168,076)	(58,568)	53,925	42,163
Net increase (decrease) in net asset value per share	$(315,782)	$(509,774)	$102,123	$446,565	$(276,868)

(a)	The Fund and Trust commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

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

BBD, LLP’s (Cohen & Company, Ltd.) reports on the Fund’s financial statements for the fiscal year ended December 31, 2022 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Fund’s fiscal years ended December 31, 2022 and 2023, there were no disagreements with Cohen & Company, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Cohen & Company, Ltd.’s satisfaction, would have caused them to make reference to the subject in connection with their report on the Fund’s financial statements for the year; and there were no reportable events as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, we concluded that, as of such dates, our disclosure controls and procedures were effective .

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of December 31, 2023. Their assessment included an evaluation of the design of the Trust’s and the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

As of December 31, 2023, the Sponsor serves as the commodity pool operator of the Trust.

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

Background and Principals

As of December 31, 2023, the Sponsor served as both commodity pool operator of the Trust and the Fund. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor will also be subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 401 W Superior St, Suite 300, Chicago, IL 60654 and its telephone number is (312) 216-2890. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Fund.

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

For the year ended December 31, 2023, the Sponsor earned $75,737 in Management Fees. The Sponsor waived $9,876 in Management Fees for a net management fee of $65,861.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by BBD, LLP (BBD) for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees	$0	$15,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the year ended December 31, 2022 consist of fees paid or payable to BBD for the review of the financial statements included in each Form 10-Q. In connection with the merger between BBD and Cohen & Company, Ltd., BBD resigned as the auditor for the Fund on March 7, 2023. Audit fees for the year ended December 31, 2022 consist of fees paid to BBD for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements.

(1) to (4). Fees for services performed by Cohen & Company, Ltd. for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees	$35,000	$32,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the year ended December 31, 2023 consist of fees paid or payable to Cohen & Company, Ltd. for the review of the financial statements included in each Form 10-Q, the audit of the Fund’s December 31, 2022 and 2023 annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2022 and 2023, and for the audits of financial statements included with registration statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
4.1	Trust Agreement dated March 8, 2019 (1)
4.2	Amended and Restated Trust Agreement dated April 21, 2020 (1)
4.3	Form of Authorized Participant Agreement (1)
10.1	Form of Accounting and Administration Service Agreement (1)
10.2	Form of Sponsor Agreement (1)
10.3	Form of Dividend Disbursing and Transfer Agent Agreement (1)
10.4	Form of Institutional Custody Agreement (1)
10.5	Form of Distribution Agreement (1)
10.6	Form of Futures Account Agreement (1)
23.1	Consent of Independent Registered Accounting Firm (2)
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (2)
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on May 8, 2020.
(2)	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	March 29, 2024

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	March 29, 2024

Dynamic Shares Trust

Financial Statements as of December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

Dynamic Shares Trust, comprised of Dynamic Short Short-Term Volatility Futures ETF

Opinion on the Financial Statements

We have audited the combined statements of financial condition, including the schedules of investments, of Dynamic Shares Trust (the “Trust”), as of December 31, 2023 and 2022, and the related combined statements of operations, cash flows, and changes in shareholders’ equity, and the related notes for the years ended December 31, 2023 and 2022 (collectively referred to as the “combined financial statements”). We have also audited the statements of financial condition, including the schedules of investments of Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), as of December 31, 2023 and 2022, and the related statements of operations, cash flows, and changes in shareholders’ equity, and the related notes for the year ended December 31, 2023 and 2022 (collectively referred to as the “individual financial statements”). In our opinion, the combined and individual financial statements present fairly, in all material respects, the combined and individual financial position of the Trust and Fund as of December 31, 2023 and 2022, the results of their combined and individual operations, cash flows, and changes in shareholders’ equity for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the combined and individual financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined and individual financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined and individual financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust and Fund’s auditor since 2023.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 27, 2024

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	December 31,		December 31,
	2023	2022	2023	2022
Assets
Investments at value (cost $4,131,023, $1,500,748, $4,131,023, and $1,500,748, respectively)	$4,131,023	$1,500,748	$4,131,023	$1,500,748
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	2,719,814	1,176,159	2,719,814	1,176,159
Unrealized on open futures contracts	81,947	42,163	81,947	42,163
Interest receivable	24,587	4,857	24,587	4,857
Total assets	6,957,471	2,724,027	6,957,471	2,724,027
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,261	1,098	10,261	1,098
Professional Fees	4,315	-	4,315	-
Total liabilities	14,576	1,098	14,576	1,098
Shareholders’ equity
Shareholders’ equity	6,942,895	2,722,929	6,942,895	2,722,929
Total liabilities and shareholders’ equity	$6,957,471	$2,724,027	$6,957,471	$2,724,027
Net assets	$6,942,895	$2,722,929	$6,942,895	$2,722,929
Shares outstanding	250,005	150,005	250,005	150,005
Net asset value per share	$27.77	$18.15	$27.77	$18.15
Market value per share	$27.79	$18.13	$27.79	$18.13

See accompanying notes to financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of December 31, 2023

Money Market Fund - 59.5%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

Futures Contracts Sold	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC yield as of December 31, 2023.

Dynamic Shares Trust

SCHEDULE OF INVESTMENTS

As of December 31, 2023

Money Market Fund - 59.5%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

Futures Contracts Sold	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC yield as of December 31, 2023.

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
			$42,163

Dynamic Shares Trust (combined) (Note 3)

SCHEDULE OF INVESTMENTS

December 31, 2022

Money Market Fund – 65.6%	Share Amount	Value
Goldman Sachs Financial Square Government Fund – Institutional Shares (cost $1,500,748)	$1,500,748	$1,500,748
Other Assets Less Liabilities – 34.4%		1,222,181
Net Assets – 100.00%		$2,722,929

Futures Contracts Sold	Number of Contracts	Notional Amount at Value	Unrealized Appreciation/ (Depreciation) Value
VIX Futures - Cboe, expires January 2023	(34)	$(785,335)	$38,515
VIX Futures - Cboe, expires February 2023	(23)	(564,542)	3,648
			$42,163

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2023	2022(a)	2023	2022(a)
Investment Income
Interest	$180,801	$24,109	$180,801	$24,109
Expenses
Management fee	75,737	43,996	75,737	43,996
Professional fees	66,120	-	66,120	-
Total expenses	141,857	43,996	141,857	43,996
Fee reimbursed or waived	(71,681)	(24,697)	(71,681)	(24,697)
Net expenses	70,176	19,299	70,176	19,299
Net investment income (loss)	110,625	4,810	110,625	4,810
Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	1,475,884	(323,841)	1,475,884	(323,841)
Change in net unrealized appreciation on futures contracts	39,784	42,163	39,784	42,163
Net realized and unrealized gain (loss)	1,515,668	(281,678)	1,515,668	(281,678)
Net increase (decrease) in net assets resulting from operations	$1,626,293	$(276,868)	$1,626,293	$(276,868)

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2023	2022(a)	2023	2022(a)
Shareholders’ equity, beginning of period	$2,722,929	$100	$2,722,929	$100
Proceeds from shares sold	2,593,673	2,999,697	2,593,673	2,999,697
Net investment income (loss)	110,625	4,810	110,625	4,810
Net realized gain (loss)	1,475,884	(323,841)	1,475,884	(323,841)
Change in net unrealized appreciation (depreciation)	39,784	42,163	39,784	42,163
Net increase (decrease) in net assets resulting from operations	1,626,293	(276,868)	1,626,293	(276,868)
Shareholders’ equity, end of period	$6,942,895	$2,722,929	$6,942,895	$2,722,929
Share Transactions
Beginning of period	150,005	5	150,005	5
Shares Issued	100,000	150,000	100,000	150,000
End of period	250,005	150,005	250,005	150,005

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Year Ended December 31,		Year Ended December 31,
	2023	2022 (a)	2023	2022 (a)
Cash flow from operating activities
Net decrease in net assets resulting from operations	$1,626,293	$(276,868)	$1,626,293	$(276,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short term investments	(2,630,275)	(1,500,748)	(2,630,275)	(1,500,748)
Change in net unrealized appreciation on futures contracts	(39,784)	(42,163)	(39,784)	(42,163)
Decrease (Increase) in interest receivable	(19,730)	(4,857)	(19,730)	(4,857)
Increase (Decrease) in payables	13,478	1,098	13,478	1,098
Net cash provided by (used in) operating activities	(1,050,018)	(1,823,538)	(1,050,018)	(1,823,538)
Cash flow from proceeds from financing activities				-
Proceeds from addition of shares	2,593,673	2,999,697	2,593,673	2,999,697
Net increase (decrease) in cash	1,543,655	1,176,159	1,543,655	1,176,159
Cash, beginning of period	1,176,259	100	1,176,259	100
Cash, end of period	$2,719,914	$1,176,259	$2,719,914	$1,176,259

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	2,719,814	1,176,159	2,719,814	1,176,159
Cash, end of period	$2,719,914	$1,176,259	$2,719,914	$1,176,259

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.

See accompanying notes to financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

This Annual Report on Form 10-K includes audited financial statements for the periods ended December 31, 2023 and December 31, 2022. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. However, while the Fund became effective on April 28, 2021, prior to January 12, 2022, the Fund had not commenced investment operations.

Emerging Growth Company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012. It will remain an emerging growth company until the earlier of (1) the beginning of the first fiscal year following the fifth anniversary of its initial public offering, (2) the beginning of the first fiscal year after annual gross revenue is $1.235 billion (subject to adjustment for inflation) or more, (3) the date on which the Fund has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of common equity held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Statements of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2023 and 2022, and represents cash and segregated cash balances with brokers for futures contracts but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the period ended December 31, 2023 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2023.

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

Level III – Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the assumptions that a market participant would use in valuing the asset or liability at the measurement date, and that would be based on the best information available, which may include the Company’s own data.

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

The following table summarizes the valuation of investments as of December 31, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$4,131,023	$81,947
Dynamic Shares Trust (combined)	$4,131,023	$81,947

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments, Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The following table summarizes the valuation of investments as of December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices	Level II – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,500,748	$42,163
Dynamic Shares Trust (combined) (Note 3)	$1,500,748	$42,163

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments, Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

There were no transfers in or out of Level 3 for the fiscal periods ended December 31, 2023 and December 31, 2022.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations. Gains and losses are determined on the identified cost basis and are reflected in the Statements of Operations.

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statements of Operations.

Brokerage Commissions and Futures Account Fees

The Fund pays its brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investment in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. Dynamic Shares, LLC will cover the brokerage fees over 0.6% of the Fund’s net assets value.

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

Management of the Fund has reviewed all open tax years and major jurisdictions (i.e., the last three tax year ends and the interim tax period since then, as applicable) and concluded that the Fund did not incur any interest or penalties and there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for the fiscal periods ended December 31, 2022.

NOTE 4 - INVESTMENTS

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

Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$81,947	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$81,947	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain on investment activity	$1,475,884	$39,784
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized gain on investment activity	$1,475,884	$39,784

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$42,163	-	-
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Unrealized on open futures contracts	$42,163	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2022

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized loss on investment activity	$(323,841)	$42,163
Dynamic Shares Trust (combined) (Note 3)	Equity risk	Realized and unrealized loss on investment activity	$(323,841)	$42,163

The Fund and the Trust commenced investment operations on January 12, 2022 and, therefore, did not hold any derivative positions at any time during the fiscal year-ended December 31, 2021.

The following table represents the average notional values, which serve as an indicator of volume for the futures:

For the year ended December 31, 2023

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,395,155)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,395,155)

For the year ended December 31, 2022

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,000,847)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,000,847)

NOTE 5 - AGREEMENTS

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

Effective April 1, 2022, the Sponsor voluntarily agreed to lower the rate of the Management Fee to 0.50% per annum of the average daily net assets of the Fund (the “Voluntary Waiver”). The Voluntary Waiver will continue for a period of at least twelve (12) months from April 1st (the “Initial Waiver Period”); provided, however, that the Sponsor may elect to extend the Voluntary Waiver beyond the Initial Waiver Period in its sole discretion. The Fund will provide at least thirty (30) days prior notice of the termination of the Voluntary Waiver. The Sponsor lowered the management fee to 0.5% to reduce the overall expenses of the Trust. As of April 1st, 2023, the promotional period for the fund management fee had concluded, reverting to its standard rate of 1.85%. The waiver no longer applies as of the date of this prospectus.

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, Transfer Agent, accounting and auditing fees and expenses; and (ii) the normal and expected expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of its trading operations. Fees associated with the Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of the Fund, and report preparation and mailing expenses. The Fund was responsible for $66,120, however the Sponsor reimbursed the Fund $61,805 so the net fee to the Fund was $4,135.

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

The Custodian

BMO Harris Bank N.A. (“BMO”) serves as the Custodian of the Fund, and the Trust, on its own behalf and on behalf of the Fund, and BMO have entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, BMO is responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to BMO by the Fund. The Custodian’s fees are paid by the Fund and reimbursed by the Sponsor.

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

The Distributor

Capital Investment Group, Inc., serves as the Distributor of the Fund and will assist the Sponsor and the Administrator with functions and duties relating to distribution and marketing, which include the following: taking creation and redemption orders, and consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance matters in connection with marketing efforts. The distributor fees are paid by the sponsor on behalf of the Fund.

NOTE 6 - CREATION AND REDEMPTION OF CREATION UNITS

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

Transaction fees for the years ended December 31, 2023 and 2021, were:

Year Ended December 31, 2023	Year Ended December 31, 2022 (a)
$1,000	$1,000

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund did not hold any investments.

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the year/period ended

Dynamic Short Short-Term Volatility Futures ETF

FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2023		2022(a)
Per Share Operating Performance
Net asset value, beginning of period	$18.15		$20.00
Net investment income (loss) (b)	0.64		0.03
Net realized and unrealized gain (loss)	8.98		(1.88)
Net asset value, end of period	$27.77		$18.15
Market value per share, beginning of period	$18.13		$20.00
Market value per share, end of period	$27.79		$18.13
Total Return, at net asset value	53.00%		(9.25	)%(c)
Total Return, at market value	53.28%		(9.35	)%(c)
Ratios to Average Net Assets
Gross expense	3.47%		1.85	%(d)
Net expense	1.71%	(e)	0.79	%(d)
Net investment income (loss)	2.70%		0.20	%(d)
Portfolio turnover	-		-

(a)	The Fund commenced investment operations on January 12, 2022. Prior to that date, the Fund and Trust did not hold any investments.
(b)	Calculated using the average shares method.
(c)	Not annualized
(d)	Annualized
(e)	This includes the additional voluntary waiver by the Sponsor during the period which resulted in a 1.76% impact to the net expense ratio.

NOTE 8 - RISK

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Fund’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Fund’s financial statements through this date.

