Form 10-Q
period 2024-03-31
Dynamic Shares Trust
filed 2024-05-13
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 200,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	March 31, 2024	December 31,	March 31, 2024	December 31,
	(unaudited)	2023	(unaudited)	2023
Assets
Investments at value and cost	$4,135,826	$4,131,023	$4,135,826	$4,131,023
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	3,105,720	2,719,814	3,105,720	2,719,814
Unrealized on open futures contracts	76,744	81,947	76,744	81,947
Interest receivable	25,370	24,587	25,370	24,587
Total assets	7,343,760	6,957,471	7,343,760	6,957,471
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	11,366	10,261	11,366	10,261
Professional Fees	3,606	4,315	3,606	4,315
Total liabilities	14,972	14,576	14,972	14,576
Shareholders’ equity
Shareholders’ equity	7,328,788	6,942,895	7,328,788	6,942,895
Total liabilities and shareholders’ equity	$7,343,760	$6,957,471	$7,343,760	$6,957,471
Net assets	$7,328,788	$6,942,895	$7,328,788	$6,942,895
Shares outstanding	250,005	250,005	250,005	250,005
Net asset value per share	$29.31	$27.77	$29.31	$27.77
Market value per share	$29.34	$27.79	$29.34	$27.79

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of March 31, 2024 (unaudited)

	Shares	Value
Money Market Fund - 56.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,135,826), 5.21%*	$4,135,826	$4,135,826
Other Assets Less Liabilities - 43.6%		3,192,962
Net Assets - 100.00%		$7,328,788

	Number of Contracts	Original Notional	Notional Value at Quarter End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires April 2024	(69)	$(1,067,976)	$(991,440)	$76,536
VIX Futures - Cboe, expires May 2024	(40)	(616,948)	(616,740)	208
				$76,744

*	Represents 7-day SEC yield as of March 31, 2024.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of March 31, 2024 (unaudited)

	Shares	Value
Money Market Fund - 56.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,135,826), 5.21%*	$4,135,826	$4,135,826
Other Assets Less Liabilities - 43.6%		3,192,962
Net Assets - 100.00%		$7,328,788

	Number of Contracts	Original Notional	Notional Value at Quarter End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires April 2024	(69)	$(1,067,976)	$(991,440)	$76,536
VIX Futures - Cboe, expires May 2024	(40)	(616,948)	(616,740)	208
				$76,744

*	Represents 7-day SEC yield as of March 31, 2024.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of December 31, 2023

	Shares	Value
Money Market Fund - 59.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC yield as of December 31, 2023.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of December 31, 2023

	Shares	Value
Money Market Fund - 59.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC yield as of December 31, 2023.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended March 31,
	2024	2023	2024	2023
Investment Income
Interest	$82,679	$24,427	$82,679	$24,427
Expenses
Management fee	32,799	13,284	32,799	13,284
Professional fees	15,273	-	15,273	-
Total expenses	48,072	13,284	48,072	13,284
Fee reimbursed or waived	-	(9,696)	-	(9,696)
Net expenses	48,072	3,588	48,072	3,588
Net investment income (loss)	34,607	20,839	34,607	20,839
Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on futures contracts	356,489	99,234	356,489	99,234
Change in net unrealized appreciation on futures contracts	(5,203)	92,665	(5,203)	92,665
Net realized and unrealized gain (loss)	351,286	191,899	351,286	191,899
Net increase (decrease) in net assets resulting from operations	$385,893	$212,738	$385,893	$212,738

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended March 31,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$6,942,895	$2,722,929	$6,942,895	$2,722,929
Proceeds from share sold	-	-	-	-
Net investment income (loss)	34,607	20,839	34,607	20,839
Net realized gain (loss)	356,489	99,234	356,489	99,234
Change in net unrealized appreciation (depreciation)	(5,203)	92,665	(5,203)	92,665
Net increase (decrease) in net assets resulting from operations	385,893	212,738	385,893	212,738
Shareholders’ equity, end of period	$7,328,788	$2,935,667	$7,328,788	$2,935,667
Share Transactions
Beginning of period	250,005	150,005	250,005	150,005
Shares Issued	-	-	-	-
End of period	250,005	150,005	250,005	150,005

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended March 31,
	2024	2023	2024	2023
Cash flow from operating activities
Net increase in net assets resulting from operations	$385,893	$212,738	$385,893	$212,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of short-term investments	(4,803)	(12,018)	(4,803)	(12,018)
Change in net unrealized appreciation on futures contracts	5,203	(92,665)	5,203	(92,665)
Decrease (Increase) in interest receivable	(783)	(1,578)	(783)	(1,578)
Increase (Decrease) in payables	396	239	396	239
Net cash provided by (used in) operating activities	385,906	106,716	385,906	106,716
Cash flow from proceeds from financing activities
Proceeds from addition of shares	-	-	-	-
Net increase (decrease) in cash	385,906	106,716	385,906	106,716
Cash, beginning of period	2,719,914	1,176,259	2,719,914	1,176,259
Cash, end of period	$3,105,820	$1,282,975	$3,105,820	$1,282,975

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	3,105,720	1,282,875	3,105,720	1,282,875
Cash, end of period	$3,105,820	$1,282,975	$3,105,820	$1,282,975

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 1 - ORGANIZATION

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

March 31, 2024

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

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

March 31, 2024

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2024 and March 31, 2023, and represents cash, segregated cash balances with brokers for futures contracts, but does not include short-term investments.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund Shares for the period ended March 31, 2024 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended March 31, 2024.

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

March 31, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

The following table summarizes the valuation of investments at March 31, 2024 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$4,135,826	$76,744
Dynamic Shares Trust (combined)	$4,135,826	$76,744

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The following table summarizes the valuation of investments as of December 31, 2023 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$4,131,023	$81,947
Dynamic Shares Trust (combined)	$4,131,023	$81,947

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on a specific identification basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

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

NOTE 3 - RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for the fiscal periods ended March 31, 2023.

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

March 31, 2024

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

March 31, 2024

(unaudited)

The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of March 31, 2024

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized appreciation on open futures contracts	$76,744	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized appreciation on open futures contracts	$76,744	-	-

Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$81,947	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	$81,947	-	-

The Effect of Derivative Instruments on the Statement of Operations

For the three months ended March 31, 2024

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$356,489	$(5,203)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$356,489	$(5,203)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended March 31, 2024:

	Derivative Type	Type	Notional Value
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,608,180)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,608,180)

The Effect of Derivative Instruments on the Statement of Operations

For the year ended December 31, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain on investment activity	$1,475,884	$39,784
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain on investment activity	$1,475,884	$39,784

The following table represents the gross notional values, which serve as an indicator of volume for the futures during the fiscal period ended December 31, 2023:

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

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly or indirectly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, Transfer Agent, accounting and auditing fees and expenses; and (ii) the normal and expected expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of its trading operations. Fees associated with the Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of the Fund, and report preparation and mailing expenses. For the period ended March 31, 2024, the Fund accrued $15,273 related to Schedule K-1 preparation and mailing fees.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

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

March 31, 2024

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

NOTE 7 - FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

	Three Months Ended March 31, 2024 (unaudited)	Three Months Ended March 31, 2023 (unaudited)
Per Share Operating Performance
Net asset value, beginning of period	$27.77	$18.15
Net investment income (loss) (a)	0.14	0.14
Net realized and unrealized gain (loss)	1.41	1.28
Net asset value, end of period	$29.31	$19.57
Market value per share, beginning of period	$27.79	$18.13
Market value per share, end of period	$29.34	$19.57
Total Return, at net asset value (a)	5.55%	7.82%
Total Return, at market value (a)	5.58%	7.94%
Ratios to Average Net Assets (b)
Gross Expense	2.71%	1.85%
Net Expense	2.71%	0.52%
Net investment income (loss)	1.95%	2.90%
Portfolio turnover	-	-

(a)	Not annualized.
(b)	Annualized.

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

March 31, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

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

March 31, 2024

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

March 31, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2024

(unaudited)

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

NOTE 9 - SUBSEQUENT EVENTS

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and the three months ended March 31, 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$6,942,895	$2,722,929
NAV end of period	7,328,788	2,937,004
Percentage change in net assets	5.56%	7.86%
Shares outstanding beginning of period	250,005	150,005
Shares outstanding end of period	250,005	150,005
Percentage change in shares outstanding	0.00%	0.00%
Shares created	-	-
Shares redeemed	-	-
Per share NAV beginning of period	$27.77	$18.15
Per share NAV end of period	$29.31	$19.57
Percentage change in per share NAV	5.55%	7.82%

The Fund is actively managed and does not track an index.

The Fund’s per share NAV increased by 5.55% for the three months ended March 31, 2024. The increase in the Fund’s per share NAV was due in part to lower market volatility and the decrease in the 30-day weighted average VIX futures price over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2024, and the three months ended March 31, 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income (loss)	$34,607	$20,839
Net expenses	48,072	3,588
Net realized gain (loss)	356,489	99,234
Change in net unrealized appreciation (depreciation)	(5,203)	92,665
Net increase (decrease) in net assets resulting from operations	385,893	212,738

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2024, and the three months ended March 31, 2023, the Fund earned interest income as follows:

	Interest Income For the Three Months Ended March 31, 2024	Interest Income For the Three Months Ended March 31, 2023
Dynamic Short Short-Term Volatility Futures ETF	$82,679	$24,427

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 8, 2024, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of March 31, 2024, the Fund’s futures positions were as follows:

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Gain (Loss)
VIX Futures	Short	April 2024	(69)	$14.37	1,000	$(991,440)	$76,536
VIX Futures	Short	May 2024	(40)	15.42	1,000	(616,740)	208

The March 31, 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have up to a maximum of $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

As of December 31, 2023, the Fund’s positions were as follows:

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized Gain (Loss)
VIX Futures	Short	January 2024	(58)	$14.05	1,000	$(814,970)	$54,687
VIX Futures	Short	February 2024	(41)	15.30	1,000	(627,111)	27,260

The December 31, 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of March 31, 2024, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risks described below, please Refer to Part I, Item 1A: Risk Factors of the Fund’s 2023 Form 10-K for a discussion of certain risk factors affecting the Fund.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	May 13, 2024

By:	/s/ Weixuan Zhang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	May 13, 2024

