Form 10-Q
period 2024-06-30
Dynamic Shares Trust
filed 2024-08-14
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 250,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	June 30, 2024	December 31,	June 30, 2024	December 31,
	(unaudited)	2023	(unaudited)	2023
Assets
Investments at value and cost	$2,738,281	$4,131,023	$2,738,281	$4,131,023
Cash	100	100	100	100
Segregated collateral with brokers for futures contracts	3,319,073	2,719,814	3,319,073	2,719,814
Unrealized on open futures contracts	21,691	81,947	21,691	81,947
Interest receivable	19,350	24,587	19,350	24,587
Total assets	6,098,495	6,957,471	6,098,495	6,957,471
Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	8,561	10,261	8,561	10,261
Professional Fees	1,902	4,315	1,902	4,315
Total liabilities	10,463	14,576	10,463	14,576
Shareholders’ equity
Shareholders’ equity	6,088,032	6,942,895	6,088,032	6,942,895
Total liabilities and shareholders’ equity	$6,098,495	$6,957,471	$6,098,495	$6,957,471
Net assets	$6,088,032	$6,942,895	$6,088,032	$6,942,895
Shares outstanding	200,005	250,005	200,005	250,005
Net asset value per share	$30.44	$27.77	$30.44	$27.77
Market value per share	$30.45	$27.79	$30.45	$27.79

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of June 30, 2024 (unaudited)

	Shares	Value
Money Market Fund - 45.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $2,738,281), 5.21%*	$2,738,281	$2,738,281
Other Assets Less Liabilities - 55.0%		3,349,751
Net Assets - 100.00%		$6,088,032

	Number of Contracts	Original Notional	Notional Value at Quarter End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires July 2024	(48)	$(685,711)	$(673,094)	$12,617
VIX Futures - Cboe, expires August 2024	(35)	(531,981)	(522,907)	9,074
				$21,691

*	Represents 7-day SEC annualized yield as of June 30, 2024.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of June 30, 2024 (unaudited)

	Shares	Value
Money Market Fund - 45.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $2,738,281), 5.21%*	$2,738,281	$2,738,281
Other Assets Less Liabilities - 55.0%		3,349,751
Net Assets - 100.00%		$6,088,032

	Number of Contracts	Original Notional	Notional Value at Quarter End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires July 2024	(48)	$(685,711)	$(673,094)	$12,617
VIX Futures - Cboe, expires August 2024	(35)	(531,981)	(522,907)	9,074
				$21,691

*	Represents 7-day SEC annualized yield as of June 30, 2024.

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of December 31, 2023

	Shares	Value
Money Market Fund - 59.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC annualized yield as of December 31, 2023.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of December 31, 2023

	Shares	Value
Money Market Fund - 59.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $4,131,023), 5.23%*	$4,131,023	$4,131,023
Other Assets Less Liabilities - 40.5%		2,811,872
Net Assets - 100.00%		$6,942,895

	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation) Value
Futures Contracts Sold
VIX Futures - Cboe, expires January 2024	(58)	$(869,657)	$(814,970)	$54,687
VIX Futures - Cboe, expires February 2024	(41)	(654,371)	(627,111)	27,260
				$81,947

*	Represents 7-day SEC annualized yield as of December 31, 2023.

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Investment Income
Interest	$71,746	$39,474	$154,425	$63,901	$71,746	$39,474	$154,425	$63,901
Expenses
Management fee	27,715	15,690	60,514	28,974	27,715	15,690	60,514	28,974
Professional fees	15,796	-	31,069	-	15,796	-	31,069	-
Total expenses	43,511	15,690	91,583	28,974	43,511	15,690	91,583	28,974
Management fee waived	-	-	-	(9,696)	-	-	-	(9,696)
Net management fee	43,511	15,690	91,583	19,278	43,511	15,690	91,583	19,278
Net investment income	28,235	23,784	62,842	44,623	28,235	23,784	62,842	44,623

Realized and unrealized gain (loss) on futures contracts
Net realized gain	180,986	788,700	537,475	887,934	180,986	788,700	537,475	887,934
Change in net unrealized appreciation (depreciation)	(55,053)	(33,574)	(60,256)	59,091	(55,053)	(33,574)	(60,256)	59,091
Net realized and unrealized gain	125,933	755,126	477,219	947,025	125,933	755,126	477,219	947,025

Net increase in net assets resulting from operations	$154,168	$778,910	$540,061	$991,648	$154,168	$778,910	$540,061	$991,648

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined) (Note 3)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$7,328,788	$2,935,667	$6,942,895	$2,722,929	$7,328,788	$2,935,667	$6,942,895	$2,722,929
Proceeds from shares redeemed	(1,394,924)	-	(1,394,924)	-	(1,394,924)	-	(1,394,924)	-
Net investment income	28,235	23,784	62,842	44,623	28,235	23,784	62,842	44,623
Net realized gain	180,986	788,700	537,475	887,934	180,986	788,700	537,475	887,934
Change in net unrealized appreciation (depreciation)	(55,053)	(33,574)	(60,256)	59,091	(55,053)	(33,574)	(60,256)	59,091
Net increase in net assets resulting from operations	154,168	778,910	540,061	991,648	154,168	778,910	540,061	991,648
Shareholders’ equity, end of period	$6,088,032	$3,714,577	$6,088,032	$3,714,577	$6,088,032	$3,714,577	$6,088,032	$3,714,577
Share Transactions
Beginning of period	250,005	150,005	250,005	150,005	250,005	150,005	250,005	150,005
Shares issued	-	-	-	-	-	-	-	-
Shares redeemed	(50,000)	-	(50,000)	-	(50,000)	-	(50,000)	-
End of period	200,005	150,005	200,005	150,005	200,005	150,005	200,005	150,005

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined) (Note 3)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash flow from operating activities
Net increase in net assets resulting from operations	$540,061	$991,648	$540,061	$991,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net purchases of short term investments	1,392,743	(19,292)	1,392,743	(19,292)
Change in net unrealized appreciation (depreciation)	60,256	(59,091)	60,256	(59,091)
Decrease (Increase) in interest receivable	5,237	(8,621)	5,237	(8,621)
Increase (Decrease) in payable to Sponsor	(4,114)	4,902	(4,114)	4,902
Net cash provided by (used in) operating activities	1,994,183	909,546	1,994,183	909,546
Cash flow from proceeds from financing activities
Proceeds from addition of shares	(1,394,924)	-	(1,394,924)	-
Net increase (decrease) in cash	599,259	909,546	599,259	909,546
Cash, beginning of period	2,719,914	1,176,259	2,719,914	1,176,259
Cash, end of period	$3,319,173	$2,085,805	$3,319,173	$2,085,805

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with brokers for futures contracts	3,319,073	2,085,705	3,319,073	2,085,705
Cash, end of period	$3,319,173	$2,085,805	$3,319,173	$2,085,805

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2024 and June 30, 2023, and represents cash and segregated cash balances with brokers for futures contracts.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

(unaudited)

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund shares for the period ended June 30, 2024 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended June 30, 2024.

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

June 30, 2024

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

The following table summarizes the valuation of investments as of June 30, 2024 using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$2,738,281	$21,691
Dynamic Shares Trust (combined)	$2,738,281	$21,691

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized appreciation as presented in the Statements of Financial Condition.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

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

June 30, 2024

(unaudited)

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

The Fund has restated its Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and Notes to Financial Statements to include the Trust in these statements for the fiscal periods ended June 30, 2023.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

(unaudited)

Fair Value of Derivative Instruments as of June 30, 2024

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$21,691	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	$21,691	-	-

Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Appreciation (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$81,947	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	$81,947	-	-

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2024

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$180,986	$(55,053)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$180,986	$(55,053)

For the six months ended June 30, 2024

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$537,475	$(60,256)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$537,475	$(60,256)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

(unaudited)

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

The following table represents the average notional values, which serve as an indicator of volume for the futures during the fiscal period ended June 30, 2024:

Derivative Type	Type	Average Notional
Futures	Equity risk	$(1,402,091)

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

June 30, 2024

(unaudited)

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

The Custodian

Midwest Institutional Trust Services (“MITS”), formerly BMO Harris Bank N.A., serves as the Custodian of the Fund’s assets, and MITS has entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, MITS is responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to MITS by the Fund.

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

June 30, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

(unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

Dynamic Short Short-Term Volatility Futures ETF

FINANCIAL HIGHLIGHTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Per Share Operating Performance
Net asset value, beginning of period	$29.31	$19.57	$27.77	$18.15
Net investment income (a)	0.14	0.16	0.27	0.30
Net realized and unrealized gain (a)	0.99	5.03	2.40	6.31
Net asset value, end of period	$30.44	$24.76	$30.44	$24.76
Market value per share, beginning of period	$29.34	$19.57	$27.79	$18.13
Market value per share, end of period	$30.45	$24.74	$30.45	$24.74
Total Return, at net asset value (b)	3.86%	26.52%	9.61%	36.42%
Total Return, at market value (b)	3.78%	26.42%	9.57%	36.46%
Ratios to Average Net Assets (c)
Gross expense	2.85%	1.85%	2.77%	1.85%
Net expense	2.85%	1.85%	2.77%	1.25%
Net investment income (loss)	1.85%	2.91%	1.90%	2.90%

(a)	Calculated using the average shares method.
(b)	Not annualized
(c)	Annualized

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

June 30, 2024

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

June 30, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2024, the three months ended June 30, 2023, the six months ended June 30, 2024, and the six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NAV beginning of period	$7,328,788	$2,935,667	$6,942,895	$2,722,929
NAV end of period	6,088,032	3,714,577	6,088,032	3,714,577
Percentage change in net assets	(16.93)%	26.53%	(12.31)%	36.42%
Shares outstanding beginning of period	250,005	150,005	250,005	150,005
Shares outstanding end of period	200,005	150,005	200,005	150,005
Percentage change in shares outstanding	(20.00)%	0.00%	(20.00)%	0.00%
Shares created	-	-	-	-
Shares redeemed	(50,000)	-	(50,000)	-
Per share NAV beginning of period	$29.31	$19.57	$27.77	$18.15
Per share NAV end of period	$30.44	$24.76	$30.44	$24.76
Percentage change in per share NAV	3.86%	26.52%	9.61%	36.42%

The Fund is actively managed and does not track an index.

The Fund’s per share NAV increased by 3.86% for the three months ended June 30, 2024. The increase in the Fund’s per share NAV was due in part to lower market volatility and the decrease in the 30 day weighted average VIX futures price over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2024, the three months ended June 30, 2023, the six months ended June 30, 2024, and the six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net investment income	$28,235	$23,784	$62,842	$44,623
Net Management fee	27,715	15,690	60,514	19,278
Net realized gain	180,986	788,700	537,475	887,934
Change in net unrealized appreciation (depreciation)	(55,053)	(33,574)	(60,256)	59,091
Net Income from operations	154,168	778,910	540,061	991,648

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended June 30, 2024, the three months ended June 30, 2023, the six months ended June 30, 2024 and the six months ended June 30, 2023, the Fund earned interest income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income	$71,746	$39,474	$154,425	$63,901

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 14, 2024, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

As of June 30, 2024, the Fund’s futures positions were as follows:

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	July 2024	(48)	$14.02	1,000	$(673,094)	$12,617
VIX Futures	Short	August 2024	(35)	14.94	1,000	(522,907)	9,074

The June 30, 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have up to a maximum of $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of June 30, 2024, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	August 14, 2024

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	August 14, 2024

