Form 10-Q
period 2024-09-30
Dynamic Shares Trust
filed 2024-11-14
CIK 1771951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Dynamic Shares LLC, the sponsor of the Dynamic Short Short-Term Volatility Futures ETF (“WEIX” or the “Trust”), completed the transfer of the Trust’s listing from the New York Stock Exchange (“NYSE Arca”) to the Chicago Board Options Exchange (“Cboe BZX”) as of September 30, 2024.

This transfer did not impact the trading of the Trust’s shares, and no action was required by current shareholders.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dynamic Short Short-Term Volatility Futures ETF	WEIX	Cboe BZX

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

As of November 14, 2024, the registrant had 200,005 shares outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Shares Trust

STATEMENTS OF FINANCIAL CONDITION

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(unaudited)		(unaudited)
Assets
Investments at value and cost	$1,455,737	$4,131,023	$1,455,737	$4,131,023
Cash	100	100	100	100
Segregated collateral with broker for futures contracts	3,784,455	2,719,814	3,784,455	2,719,814
Unrealized on open futures contracts	-	81,947	-	81,947
Interest receivable	21,015	24,587	21,015	24,587
Total assets	5,261,307	6,957,471	5,261,307	6,957,471
Liabilities and shareholders’ equity
Liabilities
Unrealized on open futures contracts	17,190	-	17,190	-
Payable to Sponsor	9,551	10,261	9,551	10,261
Professional Fees	541	4,315	541	4,315
Total liabilities	27,282	14,576	27,282	14,576
Shareholders’ equity
Shareholders’ equity	5,234,025	6,942,895	5,234,025	6,942,895
Total liabilities and shareholders’ equity	$5,261,307	$6,957,471	$5,261,307	$6,957,471
Net assets	$5,234,025	$6,942,895	$5,234,025	$6,942,895
Shares outstanding	200,005	250,005	200,005	250,005
Net asset value per share	$26.17	$27.77	$26.17	$27.77
Market value per share	$26.16	$27.79	$26.16	$27.79

See accompanying notes to unaudited financial statements.

Dynamic Short Short-Term Volatility Futures ETF

SCHEDULE OF INVESTMENTS

As of September 30, 2024

(Unaudited)

Money Market Fund - 27.8%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,455,737), 4.89%*	$1,455,737	$1,455,737
Other Assets Less Liabilities - 72.2%		3,778,288
Net Assets - 100.00%		$5,234,025

Futures Contracts Sold	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
VIX Futures - Cboe, expires October 2024	(16)	$(287,927)	$(301,480)	$(13,553)
VIX Futures - Cboe, expires November 2024	(13)	(231,631)	(235,268)	(3,637)
				$(17,190)

*	Represents 7-day SEC yield as of September 30, 2024.

Dynamic Shares Trust (combined)

SCHEDULE OF INVESTMENTS

As of September 30, 2024

(Unaudited)

Money Market Fund - 27.8%	Shares	Value
Goldman Sachs Financial Square Government Fund - Institutional Shares (cost $1,455,737), 4.89%*	$1,455,737	$1,455,737
Other Assets Less Liabilities - 72.2%		3,778,288
Net Assets - 100.00%		$5,234,025

Futures Contracts Sold	Number of Contracts	Original Notional	Notional Value at Year End	Unrealized Appreciation (Depreciation)
VIX Futures - Cboe, expires October 2024	(16)	$(287,927)	$(301,480)	$(13,553)
VIX Futures - Cboe, expires November 2024	(13)	(231,631)	(235,268)	(3,637)
				$(17,190)

*	Represents 7-day SEC yield as of September 30, 2024.

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

Dynamic Shares Trust

STATEMENTS OF OPERATIONS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Investment Income
Interest	$78,791	$50,901	$233,216	$114,802	$78,791	$50,901	$233,216	$114,802
Expenses
Management fee	31,216	21,149	91,730	50,124	31,216	21,149	91,730	50,124
Professional fees	16,140	-	47,209	-	16,140	-	47,209	-
Total expenses	47,356	21,149	138,939	50,124	47,356	21,149	138,939	50,124
Management fee waived	-	-	-	(9,696)	-	-	-	(9,696)
Net management fee	47,356	21,149	138,939	40,428	47,356	21,149	138,939	40,428
Net investment income	31,435	29,752	94,277	74,374	31,435	29,752	94,277	74,374

Realized and unrealized gain (loss) on futures contracts
Net realized gain (loss)	(1,069,962)	311,010	(532,487)	1,198,945	(1,069,962)	311,010	(532,487)	1,198,945
Change in net unrealized appreciation (depreciation)	(38,881)	(195,249)	(99,137)	(136,158)	(38,881)	(195,249)	(99,137)	(136,158)
Net realized and unrealized gain (loss)	(1,108,843)	115,761	(631,624)	1,062,787	(1,108,843)	115,761	(631,624)	1,062,787

Net increase (decrease) in net assets resulting from operations	$(1,077,408)	$145,513	$(537,347)	$1,137,161	$(1,077,408)	$145,513	$(537,347)	$1,137,161

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF				Dynamic Shares Trust (combined)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$6,088,032	$3,714,577	$6,942,895	$2,722,929	$6,088,032	$3,714,577	$6,942,895	$2,722,929
Proceeds from shares sold	1,540,619	1,241,345	1,540,619	1,241,345	1,540,619	1,241,345	1,540,619	1,241,345
Disbursements from shares repurchased	1,317,218	-	2,712,142	-	1,317,218	-	2,712,142	-
Proceeds (disbursement) from share sold (repurchased)	223,401	1,241,345	(1,171,523)	1,241,345	223,401	1,241,345	(1,171,523)	1,241,345
Net investment income	31,435	29,752	94,277	74,374	31,435	29,752	94,277	74,374
Net realized gain (loss)	(1,069,962)	311,010	(532,487)	1,198,945	(1,069,962)	311,010	(532,487)	1,198,945
Change in net unrealized appreciation (depreciation)	(38,881)	(195,249)	(99,137)	(136,158)	(38,881)	(195,249)	(99,137)	(136,158)
Net increase (decrease) in net assets resulting from operations	(1,077,408)	145,513	(537,347)	1,137,161	(1,077,408)	145,513	(537,347)	1,137,161
Shareholders’ equity, end of period	$5,234,025	$5,101,435	$5,234,025	$5,101,435	$5,234,025	$5,101,435	$5,234,025	$5,101,435
Share Transactions
Beginning of period	200,005	150,005	250,005	150,005	200,005	150,005	250,005	150,005
Shares issued	50,000	50,000	50,000	50,000	50,000	50,000	50,000	50,000
Shares redeemed	(50,000)	-	(100,000)	-	(50,000)	-	(100,000)	-
End of period	200,005	200,005	200,005	200,005	200,005	200,005	200,005	200,005

See accompanying notes to unaudited financial statements.

Dynamic Shares Trust

STATEMENTS OF CASH FLOWS

(unaudited)

	Dynamic Short Short-Term Volatility Futures ETF		Dynamic Shares Trust (combined)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(537,347)	$1,137,161	$(537,347)	$1,137,161
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net proceeds (purchases) of short term investments	2,675,286	(1,265,472)	2,675,286	(1,265,472)
Change in net unrealized depreciation (appreciation)	99,137	136,158	99,137	136,158
Decrease (Increase) in interest receivable	3,572	(14,228)	3,572	(14,228)
Increase (Decrease) in payable to Sponsor	(4,484)	7,453	(4,484)	7,453
Net cash provided by (used in) operating activities	2,236,164	1,072	2,236,164	1,072
Cash flow used in financing activities
Proceeds from shares sold	1,540,619	1,241,345	1,540,619	1,241,345
Disbursement from shares repurchased	(2,712,142)	-	(2,712,142)	-
Net cash provided by (used in) financing activities	(1,171,523)	1,241,345	(1,171,523)	1,241,345
Net increase (decrease) in cash	1,064,641	1,242,417	1,064,641	1,242,417
Cash, beginning of period	2,719,914	1,176,259	2,719,914	1,176,259
Cash, end of period	$3,784,555	$2,418,676	$3,784,555	$2,418,676

Cash Represents:
Cash	$100	$100	$100	$100
Segregated collateral with broker for futures contracts	3,784,455	2,418,576	3,784,455	2,418,576
Cash, end of period	$3,784,555	$2,418,676	$3,784,555	$2,418,676

See accompanying notes to unaudited financial statements.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

NOTE 1— ORGANIZATION

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series, Dynamic Short Short-Term Volatility Futures ETF (the “Fund”), which commenced investment operations on January 12, 2022. The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in the ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). On September 12, 2024, Dynamic Shares LLC, the sponsor of the Dynamic Short Short-Term Volatility Futures ETF (“WEIX” or the “Trust”), announced the decision to transfer the listing of the Trust from the New York Stock Exchange (“NYSE Arca”) to the Chicago Board Options Exchange (“Cboe BZX”). The transfer was completed on September 30, 2024. This decision was part of our ongoing evaluation of exchange platforms to better meet the evolving needs of the Trust and its shareholders. No action is required by current shareholders, and the transfer is not expected to impact the trading or liquidity of the Trust’s shares.

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

The Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s Net Asset Value (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on its listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from the Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public. Shares of the Fund commenced trading on NYSE Arca on January 13, 2022. On September 12, 2024, Dynamic Shares LLC, the sponsor of the Dynamic Short Short-Term Volatility Futures ETF (“WEIX” or the “Trust”), announced the decision to transfer the listing of the Trust from the New York Stock Exchange (“NYSE Arca”) to the Chicago Board Options Exchange (“Cboe BZX”). The transfer was completed on September 30, 2024. This decision was part of our ongoing evaluation of exchange platforms to better meet the evolving needs of the Trust and its shareholders. No action is required by current shareholders, and the transfer is not expected to impact the trading or liquidity of the Trust’s shares.

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

Statements of Cash Flows

The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2024 and September 30, 2023, and represents cash and segregated cash balances with brokers for futures contracts.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Fund’s final net asset value for creation and redemption of fund shares for the period ended September 30, 2024 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-Off*	NAV Calculation Time
Dynamic Short Short-Term Volatility Futures ETF	2:00 p.m.	4:00 p.m.

*	Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the period ended September 30, 2024.

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

September 30, 2024

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

The following table summarizes the valuation of investments as of September 30, 2024, using the fair value hierarchy:

	Level I – Quoted Prices
	Money Market Fund	Futures Contracts*
Dynamic Short Short-Term Volatility Futures ETF	$1,455,737	$(17,190)
Dynamic Shares Trust (combined)	$1,455,737	$(17,190)

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Amounts shown for futures is unrealized depreciation as presented in the Statements of Financial Condition.

For the period ended September 30, 2024, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following table summarizes the valuation of investments as of December 31, 2023, using the fair value hierarchy:

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

For the period ended December 31, 2023, there were no transfers into or out of Level 3 and no Level 3 securities held.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. Realized gains and losses are recorded on the identified cost basis. All securities are marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.

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

September 30, 2024

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

September 30, 2024

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

Fair Value of Derivative Instruments as of September 30, 2024

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	-	-	$(17,190)
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	-	-	(17,190)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives		Liability Derivatives
	Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized (Depreciation)
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Unrealized on open futures contracts	$81,947	-	-
Dynamic Shares Trust (combined)	Equity risk	Unrealized on open futures contracts	$81,947	-	-

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2024

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized loss on investment activity	$(1,069,962)	$(38,881)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized loss on investment activity	$(1,069,962)	$(38,881)

For the nine months ended September 30, 2024

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized loss on investment activity	$(532,487)	$(99,137)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized loss on investment activity	$(532,487)	$(99,137)

For the three months ended September 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$311,010	$(195,249)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$311,010	$(195,249)

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

For the nine months ended September 30, 2023

	Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Dynamic Short Short-Term Volatility Futures ETF	Equity risk	Realized and unrealized gain (loss) on investment activity	$1,198,945	$(136,158)
Dynamic Shares Trust (combined)	Equity risk	Realized and unrealized gain (loss) on investment activity	$1,198,945	$(136,158)

The following table represents the average notional values, which serve as an indicator of volume for the futures:

For the three months ended September 30, 2024

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(536,748)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(536,748)

For the nine months ended September 30, 2024

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,113,643)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,113,643)

For the three months ended September 30, 2023

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,742,335)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,742,335)

For the nine months ended September 30, 2023

	Derivative Type	Type	Average Notional
Dynamic Short Short-Term Volatility Futures ETF	Futures	Equity risk	$(1,379,514)
Dynamic Shares Trust (combined)	Futures	Equity risk	$(1,379,514)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly or indirectly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, Transfer Agent, accounting and auditing fees and expenses; and (ii) the normal and expected expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of its trading operations. Fees associated with the Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of the Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of the Fund, and report preparation and mailing expenses. For the period ended September 30, 2024, the Fund accrued $47,209 related to Schedule K-1 preparation and mailing fees.

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

September 30, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout each Period

Dynamic Short Short-Term Volatility Futures ETF

FINANCIAL HIGHLIGHTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Per Share Operating Performance
Net asset value, beginning of period	$30.44	$24.76	$27.77	$18.15
Net investment income (a)	0.13	0.17	0.41	0.47
Net realized and unrealized gain (loss)	(4.40)	0.58	(2.01)	6.89
Net asset value, end of period	$26.17	$25.51	$26.17	$25.51
Market value per share, beginning of period	$30.45	$19.57	$27.79	$18.13
Market value per share, end of period	$26.16	$25.56	$26.16	$25.56
Total Return, at net asset value (b)	(14.03)%	3.03%	(5.76)%	40.55%
Total Return, at market value (b)	(14.09)%	30.61%	(5.87)%	40.98%
Ratios to Average Net Assets (c)
Gross expense	2.87%	1.85%	2.80%	1.85%
Net expense	2.87%	1.85%	2.80%	1.51%
Net investment income	1.90%	2.60%	1.90%	2.78%

(a)	Calculated using the average shares method.
(b)	Not annualized
(c)	Annualized

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

September 30, 2024

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

DYNAMIC SHARES TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

September 30, 2024

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

Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks

The Russian Federation’s invasion of Ukraine in February 2023 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Given the evolving nature of the Ukraine War, and the related sanctions, potential governmental actions, and economic impact, the scope and magnitude of any such potential effects remain uncertain.

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

Introduction

Dynamic Shares Trust (the “Trust”) is a Delaware statutory trust organized on March 8, 2019 and is currently organized into a single series (the “Fund”) which commenced investment operations on January 12, 2023. The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund began trading on the NYSE Arca, Inc. (“NYSE Arca”) as of January 13, 2023. On September 12, 2024, Dynamic Shares LLC, the sponsor of the Dynamic Short Short-Term Volatility Futures ETF (“WEIX” or the “Trust”), announced the decision to transfer the listing of the Trust from the New York Stock Exchange (“NYSE Arca”) to the Chicago Board Options Exchange (“Cboe BZX”). The transfer was completed on September 30, 2024. This decision was part of our ongoing evaluation of exchange platforms to better meet the evolving needs of the Trust and its shareholders. No action is required by current shareholders, and the transfer is not expected to impact the trading or liquidity of the Trust’s shares.

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

Results of Operations

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2024, the three months ended September 30, 2023, the nine months ended September 30, 2024, and the nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NAV beginning of period	$6,088,032	$3,714,577	$6,942,895	$2,722,929
NAV end of period	5,234,025	5,101,435	5,234,025	5,101,435
Percentage change in net assets	(14.03)%	37.34%	(24.61)%	87.35%
Shares outstanding beginning of period	200,005	150,005	250,005	150,005
Shares outstanding end of period	200,005	200,005	200,005	200,005
Percentage change in shares outstanding	0.00%	33.33%	(20.00)%	33.33%
Shares issued	50,000	50,000	50,000	50,000
Shares redeemed	(50,000)	-	(100,000)	-
Per share NAV beginning of period	$30.44	$24.76	$27.77	$18.15
Per share NAV end of period	$26.17	$25.51	$26.17	$25.51
Percentage change in per share NAV	(14.03)%	3.03%	(5.76)%	40.55%

The Fund is actively managed and does not track an index.

The Fund’s per share NAV decreased by 14.03% for the three months ended September 30, 2024. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base. The Fund’s per share NAV increased by 3.03% for the three months ended September 30, 2023. The decrease in the Fund’s per share NAV was due in part to the increase in the 30 day weighted average VIX futures prices over the period. Performance over time is also impacted by the compounding effect of the inverse or leveraged returns. For instance, if the 30-day weighted VIX futures price was down 20% and then up 20%, the two-day period return for a theoretical -0.5 inversed fund would be equal to a (1.1*0.9)-1 = -1% period return. As the 30-day weighted VIX futures price goes up, the fund would lock in trading losses and leave the fund with a smaller asset base.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2024, the three months ended September 30, 2023, the nine months ended September 30, 2024, and the nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net investment income	$31,435	$29,752	$94,277	$74,375
Net Management fee	31,216	21,149	91,730	40,428
Net realized gain (loss)	(1,069,962)	311,010	(532,487)	1,198,945
Change in net unrealized appreciation (depreciation)	(38,881)	(195,249)	(99,137)	(136,158)
Net increase (decrease) in net assets resulting from operations	(1,077,408)	145,513	(537,347)	1,137,161

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of the Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended September 30, 2024, the three months ended September 30, 2023, the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Fund earned interest income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income	$78,791	$50,901	$233,216	$114,802

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 11, 2024, the Fund has not used, nor is it anticipated that the Fund will use such arrangements in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Realized gains (losses) are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

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

As of September 30, 2024, the Fund’s futures positions were as follows:

Futures Positions as of September 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	October 2024	(16)	$18.84	1,000	$(301,480)	$(13,553)
VIX Futures	Short	November 2024	(13)	18.10	1,000	(235,268)	(3,637)

As of September 30, 2023, the Fund’s positions were as follows:

Futures Positions as of September 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value	Unrealized
VIX Futures	Short	October 2023	(58)	$17.77	1,000	$(1,030,730)	$(88,080)
VIX Futures	Short	November 2023	(39)	18.25	1,000	(711,606)	(5,915)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) were effective, as of September 30, 2024, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Fund is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

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

DYNAMIC SHARES TRUST

By:	/s/ Weixuan Zhang
Name:	Weixuan Zhang
Title:	Principal Executive Officer
Date:	November 14, 2024

By:	/s/ Xinyu Jiang
Name:	Xinyu Jiang
Title:	Principal Financial Officer and Principal Accounting Officer
Date:	November 14, 2024

